Form 10QSB
period 2004-06-30
VISTULA COMMUNICATIONS SERVICES INC
filed 2004-08-31
CIK 1288518

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50758

VISTULA COMMUNICATIONS SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0734966 (IRS Employer Identification No.)
40 Portman Square, 4th Floor London W1H 6LT United Kingdom (Address of principal executive offices and zip code)
+44 (0) 20 7486 4900 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        As of August 20, 2004, there were 24,404,406 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

VISTULA COMMUNICATIONS SERVICES, INC.
FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2004

(*)
The financial information at December 31, 2003 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets

as of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,698	$88,644
Accounts receivable	595,911	244,213
Prepaid expenses and other current assets	165,396	170,012

Total current assets	816,005	502,869

Property and equipment, net	2,012,733	149,940

	$2,828,738	$652,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$814,195	$668,419
Accrued expenses	882,920	113,317
Due to stockholder	38,541	64,602
Capital lease obligation	1,913,501	—

Total current liabilities	3,649,157	846,338

Stockholders' deficit:
Common stock, $0.001 par value, 40,000,000 shares authorized, 24,404,406 and 23,885,000 and issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	24,404	23,885
Additional paid-in capital	1,834,000	398,276
Deferred compensation	(638,500)	—
Accumulated deficit	(2,028,049)	(599,721)
Cumulative translation adjustment	(12,274)	(15,969)

Total stockholders' deficit	(820,419)	(193,529)

	$2,828,738	$652,809

See accompanying notes to unaudited consolidated financial statements

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations

for the Three and Six Months ended June 30, 2004 and June 30, 2003

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2004	2003	2004	2003
Net revenues	$829,382	$357,324	$1,816,008	$503,252
Cost of revenues	692,179	351,752	1,612,962	475,286

Gross profit	137,203	5,572	203,046	27,966
General and administrative expenses	1,129,203	88,051	1,573,717	139,712

Loss from operations	(992,000)	(82,479)	(1,370,671)	(111,746)
Interest and other income (expense)	(28,833)	379	(57,656)	378

Net loss	$(1,020,833)	$(82,100)	$(1,428,327)	$(111,368)

Weighted-average basic shares outstanding	24,173,471	23,404,011	24,029,236	12,761,133

Net loss per common share	$(0.04)	$(0.00)	$(0.06)	$(0.01)

See accompanying notes to unaudited consolidated financial statements

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows

for the Six Months ended June 30, 2004 and June 30, 2003

	Six Months Ended June 30,
	2004 (unaudited)	2003 (unaudited)
Cash flows from operating activities:
Net loss	(1,428,327)	(111,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,570	5,811
Services contributed by shareholders	155,405	—
Company expenses paid by stockholder recorded as due to stockholder	—	—
Services paid for by issuance of common stock	188,733	—
Non cash compensation expense	449,000	55,617
Non cash interest expense	57,666	—
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(351,698)	(80,094)
Prepaid expenses and other current assets	4,617	(82,697)
Increase in:
Accounts payable	119,715	58,392
Accrued expenses	769,603	113,813

Net cash used in operating activities	(14,716)	(40,526)

Cash flows from investing activities:
Disposals of property and equipment	43,300	—
Purchases of property and equipment	(68,458)	(118,211)

Net cash used in investing activities	(25,158)	(118,211)

Cash flows from financing activities:
Net borrowings from stockholders	—	175,396
Proceeds from issuance of common stock	5,000	166

Net cash provided by financing activities	5,000	175,562

Effect of exchange rates on cash	928	4,660
Net increase in cash and cash equivalents	(33,946)	21,485
Cash and cash equivalents, beginning of period	88,644	6,106

Cash and cash equivalents, end of period	$54,698	$27,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Equipment acquired pursuant to capital lease obligation	$1,855,835	$—

See accompanying notes to unaudited consolidated financial statements

Vistula Communications Services, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements of Vistula Communications Services, Inc. (Vistula or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's audited annual financial statements for the fiscal year ended December 31, 2003. Those audited financial statements are included in the Company's registration statement on Form 10-SB, as amended which has been filed with the Securities and Exchange Commission (SEC).

        The Company has adopted the United States dollar as its reporting currency, although the British pound is the functional currency of its wholly-owned operating subsidiaries. For reporting purposes, assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders' deficit in the consolidated balance sheet. Transaction gains and losses are included in other income, in the consolidated statements of operations. Transaction gains (losses) were immaterial for the three and six months ended June 30, 2004 and 2003.

(2) Stock-Based Compensation

        Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation requires the measurement of the fair value of stock options and warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123, as amended by Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation.

        Common stock options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the six month period ended June 30, 2004 are as follows:

Risk-free interest rate	3.95%
Expected dividend yield	0
Expected lives	5 years
Expected volatility	80%

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	6/30/04	6/30/03
Net Loss: As Reported	$(1,428,327)	$(111,368)
Stock compensation expense included in net loss	354,000	—
Stock compensation expense determined using fair value method for all awards	(1,118,597)	—

Pro Forma	$(2,192,924)	$(111,368)

Loss Per Share (Basic): as reported	$(0.06)	$(0.01)
Pro Forma	$(0.09)	$(0.01)
Loss Per Share (Diluted): as reported	$(0.06)	$(0.01)
Pro Forma	$(0.09)	$(0.01)

        In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service.

(3) Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for Federal, state or foreign income taxes for the three and six months ended June 30, 2004 and 2003 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4) Balance Sheet Detail

	June 30, 2004	December 31, 2003
Accrued expenses at June 30, 2004 and December 31, 2003 consisted of the following:
Accrued professional fees	$463,252	$106,842
Deferred revenue	—	6,475
VAT payable	38,727	—
Salary	60,000	—
Other	14,294	—
Call termination costs	306,647	—

	$882,920	$113,317

Prepaid expenses and other current assets at June 30, 2004 and December 31, 2003 consisted of the following:
Prepaid call termination charges	$—	$101,449
Equipment rent	48,591	33,555
VAT receivable	3,196	—
Other receivables	113,609	35,008

	$165,396	$170,012

(5) Comprehensive Income (Loss)

        For the three- and six-months ended June 30, 2004 and 2003, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments. Comprehensive loss was $(1,046,021) and $(20,867) for the three months ended June 30, 2004 and 2003, respectively and $(1,500,601) and $(50,124), for the six-months ended June 30, 2004 and 2003, respectively.

(6) Net Loss Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. 2,850,000 outstanding stock options were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2004 because they were anti-dilutive. There were no stock options outstanding for any other period presented.

(7) Stock Incentive Plan

        In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the "Plan"). Under the Plan, the Company may grant incentive stock options, non-statutory stock options and restricted stock which aggregate 6,000,000 shares of the Company's common stock. The Board has the authority to select the employees, officers, directors, consultants and advisors to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may be up to 10 years or provided that incentive stock options issued to a stockholder owning in excess of 10% of the Company's common stock, may not have a term of more than five years.

        Options totaling 2,850,000 shares have been granted under the Stock Incentive Plan, none of which have been exercised at June 30, 2004. The Company has reflected pre-tax charges to earnings in the three-month period ended June 30, 2004 and 2003 of $354,000 and $0, respectively, for the compensation value of the options granted. At June 30, 2004, an additional $638,500 of deferred compensation remain on the accompanying balance sheet, such amount will be amortized over future periods as the underlying stock options vest.

(8) Employment Agreements

        In January, 2004, the Company entered into employment and non-competition agreements with three key individuals. The agreements were amended and restated in May, 2004. These agreements have initial terms that begin on January 1, 2004 and end between March 2005 and June 2005 and may be renewed for successive annual terms if both the Company and the employee agree in writing. The agreements provide for annual salaries totaling $300,000, as well as bonuses totaling $285,000 if certain Company performance goals are achieved as defined in the agreement. If the Company elects to terminate the employees without cause, the employees are entitled to receive severance payments equal to six months of their salaries. The Company accrued $120,000 pursuant to these agreements for the period ended June 30, 2004. Two of the employees resigned as of June 30, 2004. Based on new severance agreements with these employees, the Company has recorded an aggregate compensation charge of approximately $42,000 upon termination.

(9) Related Party Transactions

Contributed Services

        During the year ended December 31, 2003 and for the period from inception (August 30, 2002) through December 31, 2002 certain stockholders contributed services to the Company. Pursuant to Staff Accounting Bulletin Topic 5T (SAB.T.5T), the Company recorded compensation and a corresponding credit to additional paid in capital of approximately $110,000 for these services during the period ended December 30, 2003. This charge was not recorded during the period from inception (August 30, 2002) through December 31, 2002 as the Company was still in its earliest stages of development.

        The Company recorded compensation of $55,000 for the six months ended June 30, 2004 and 2003 and $27,500 for the three months ended June 20, 2004 and 2003 with corresponding credits going to additional paid in capital.

Expenses Paid By Stockholder

        The Chairman and another stockholder paid certain legal, accounting and operating expenses on behalf of the Company. Pursuant to SAB.T.5T, expenses not expected to be repaid of approximately $311,000 were recorded as expense and charged to additional paid in capital for the year ended

December 31, 2003. The Company recorded expenses related to legal, accounting and operating expenses paid for by the Chairman and another stockholder of $103,112 and $155,405 for the three and six months ended June 30, 2004, respectively, and $16,996 and $34,143 for the three and six months ended June 30, 2003, respectively. Expenses that are expected to be repaid of $38,541 and $64,602 are included in due to stockholder at June 30, 2004 and December 31, 2003, respectively. The amounts due to stockholder do not bear interest expense.

Sale of Common Stock

        On May 5, 2004, the Company sold 100,000 shares of common stock to a director at $0.05 per share for total proceeds of $5,000. The Company has recorded $40,000 as compensation expense based on the difference between the fair market value of the Company's common stock ($0.45) and the $0.05 purchase price per share of these shares.

(10) Investment Banking Agreement

        In October 2003, the Company entered into a service agreement with an investment bank. Pursuant to the agreement, the Company issued 419,406 shares of common stock to the investment bank in lieu of service fees in May 2004. The Company recorded $188,733 as administrative expense upon issuance of these shares in accordance with EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(11) Asset Purchase

        In January, 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to re-certify or re-license such assets by June 30, 2004. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment is now $1,670,000 and 725,000 shares of common stock and the latest closing date has been extended to April 1, 2005. Under the agreement, the seller has the right to use all or part of the cash portion of the purchase price for the equipment to purchase shares of the Company's common stock at a price per share equal to:

  •
  if the Company's common stock is traded on a national securities exchange or quoted on the Nasdaq StockMarket, 85% of the average of the closing prices of the Company's common stock over a period of 20 trading days ending on the day that is three trading days before the closing of the acquisition of the equipment;

  •
  if the Company's common stock is not listed on a national securities exchange or quoted on the Nasdaq Stock Market but actively traded over-the-counter, 85% of the average of the closing bid and asked prices of theCompany's common stock over a period of 20 trading days ending on the day that is three trading days before the closing of the acquisition of the equipment; or

  •
  in all other circumstances, the purchase price paid for the Company's common stock (or preferred stock convertible into the Company's common stock) by an unaffiliated investor in the Company's most recent equity financing which occurs prior to the closing of the acquisition of the equipment.

        In the event that the Company does not close on the purchase of the equipment by April 1, 2005, the Company will be required to pay a fee equal to $20,000 per month calculated from May 5, 2004 through April 1, 2005.

        The Company has accounted for the agreement as a capital lease in accordance with SFAS No. 13 Accounting for Leases.

        As of June 30, 2004, the Company has recorded the present value of the minimum lease payments as an asset of $1,855,835. The future minimum lease payments related to the capital lease is $2,000,000 which includes $144,165 related to interest. The Company recorded $28,833 and $57,666 related to interest expense on the capital lease for the three month period ended June 30, 2004 and the six month period ended June 30, 2004, respectively. The Company does not have any minimum sublease rental income related to the capital lease. There are no contingent rentals during the three months ended June 30, 2004.

        The Company has deemed the amendment described above to be a refinancing of the existing capital lease arrangement. Pursuant to EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments the Company did not record a gain or loss on the modification of the capital lease obligation. The Company accounted for the new conversion feature associated with the capital lease obligation pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, whereby the company will measure the beneficial conversion feature on the amendment date but not record any charge until the contingencies are resolved.

(12) Commitments and Contingencies

        Since its inception, the Company has sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as from other of the Chairman's personal assets. The credit facility was established by the Chairman in February of 2003 and was first drawn upon by the Chairman in May of 2003. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. As of August 27, 2004, the Chairman has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by the Company and its affiliates. Five letters of credit in the aggregate amount of $624,000 have been issued by the lender under the credit facility in favor of vendors to the Company and its affiliates at the request of the Chairman for the purpose of obtaining credit with those vendors. As of August 27, 2004, the amount of approximately $273,000 was undrawn and available under the credit facility. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman's other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company's vendors to secure the Company's obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company's vendors, the Company expects the Chairman to continue providing funds for operations in 2004 as and if needed, until such time that the Company raises external capital. In the absence of external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. There can be no assurances that the Company can raise such capital on acceptable terms, if at all.

        The credit facility is secured by certain property in which the Chairman has a beneficial interest. The credit facility is guaranteed by the Company's wholly owned subsidiary, Vistula Limited. The lender under the credit facility requested that Vistula Limited provide the guarantee as a condition to providing the facility since it was anticipated that a portion of the drawings under the facility would be advanced to, or used to pay expenses of, Vistula Limited. Vistula shall be required to perform its obligations under the guarantee in the event that the Chairman fails to pay to the lender any amounts payable under the credit facility when due under the facility. The maximum amount of future payments the guarantor could be required to make under the guarantee is $3,000,000, plus interest, fees, costs and expenses payable to the lender under the credit facility. The guarantee shall continue in effect until all of the obligations and liabilities of the Chairman under the credit facility have been paid or satisfied in full. The Company has no recourse provisions that would enable them to recover monies from third parties with respect to amounts it is required to pay under the guarantee. The Company does not have any collateral it could obtain to recover amounts paid under the guarantee. The Company evaluated the fair value of the guarantee in accordance with Financial Accounting Standards Board Interpretation Number 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability has been recorded.

(13) Subsequent Events

Issuance of Notes

        On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company's chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt's pension plan a convertible promissory note in the principal amount of $125,000 on July 12, 2004 and the Company issued and sold to the pension plan a convertible promissory note in the principal amount of $50,000 on August 11, 2004. Both convertible promissory notes have a one year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company's common stock at the price of $1.50 per share.

Distribution and Marketing Agreement

        On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, "NetYantra") pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the Company's V-Cube™ IP-PBX software platform to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to the Company by NetYantra, the Company is required to:

  •
  pay NetYantra the amount of $150,000 on one or more payments within 30 days of signing of the agreement and the amount of $250,000 on the day immediately following the first anniversary of the signing of the agreement;

  •
  issue to NetYantra shares of the Company's common stock having a market value of $1,000,000 based on the opening price of the Company's common stock on the first day of trading in the event that the Company's common stock is quoted or traded on a stock market on or before the first anniversary of the agreement (or, at the Company's option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares); and

  •
  pay NetYantra fifty percent of certain net revenues which the Company derives from distribution of the V-Cube™ platform.

        The Agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to the Company under the Agreement after a period of two years for any reason.

Amendment to Certificate of Incorporation

        On July 20, 2004, the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 40,000,000 shares to 100,000,000 shares and to authorize 10,000,000 shares of undesignated preferred stock.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Introduction

        The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis and Results of Operations contained in our Registration Statement on Form 10-SB, File No. 000-50758, as amended.

Cautionary Statements

        We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read forward-looking statements carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors described below, as well as any other instances of cautionary language in this Quarterly Report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events or factors described below and elsewhere in this Quarterly Report could materially and adversely affect our business. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

        Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, together with Management's Discussion and Analysis and Results of Operations contained in our Registration Statement on Form 10-SB, File No.000-50758, as amended, including but not limited to the section therein entitled "Factors Affecting Future Performance."

        In addition to the risks and uncertainties faced generally by participants in the telecommunication industry, we face the following risks and uncertainties:

  •
  We have a limited operating history and therefore, we may not be able to accurately forecast future results and operating losses in future periods could be greater than expected.

  •
  If we do not obtain a substantial amount of additional financing, we may have to curtail or suspend operations.

  •
  We may continue to lose money on our operations.

  •
  If we fail to establish the Vistula, V-Cube™ and Cardlink brands or to attract repeat customers, we may not be able to increase our revenues sufficiently to fund our operations.

  •
  We currently derive a significant portion of revenue from a limited number of large contracts and customers, and, if we are unable to replace large contracts upon completion and maintain customer relationships, we could have a significant decrease in our revenues which would negatively impact our results.

  •
  We may experience significant fluctuations in our results as a result of uncertainties relating to our ability to generate additional revenues, manage our expenditures and other factors, certain of which are outside of our control.

  •
  Our contracts typically contain provisions giving customers the ability to terminate their contracts under various circumstances and we may not be able to replace the revenues from such contracts which may have an adverse effect on our revenues and operating results.

  •
  We may not be able to promptly reduce expenses in response to any decrease in our revenues, which would result in lower net margins.

  •
  If we are unable to collect receivables from development stage customers and other telecommunications companies, our operating results may be materially harmed.

  •
  The extent of our dependence on international operations may give rise to increased management challenges and could harm our results of operations.

  •
  Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of our non-U.S. projects are undertaken in local currency.

  •
  Our inability to anticipate or adapt to changes in technology may harm our competitive position, reputation and opportunities for revenue growth.

  •
  We may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet our customers' needs or maintain the quality of our services.

  •
  The consolidation of telecommunication service providers could adversely impact our business.

  •
  Government regulations may adversely affect our business.

  •
  We will not be successful if we do not grow our customer base beyond our initial customers.

  •
  If we do not respond rapidly to technological changes or to changes in industry standards, our products and services could become obsolete.

  •
  We will not retain customers or attract new customers if we do not anticipate and meet specific customer requirements and if our products and services do not adequately interoperate with our customers' existing networks.

  •
  We face intense competition from companies that have products and services that address similar market opportunities.

  •
  The markets for wholesale voice services (particularly VoIP services) and pre-pay products are new and evolving and, if these markets do not develop as expected, then it could have a material adverse effect on our business.

  •
  Intellectual property infringement claims against us or any of our subsidiaries, even without merit, could require us to enter into costly licenses or deprive us of the technology we need. Failure to protect our intellectual property rights could have a material adverse effect on our business.

  •
  If our products contain defects, then our sales are likely to suffer, and we may be exposed to legal claims.

        Because of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis which could materially adversely affect our business, financial condition and operating results.

Overview

        Vistula Communications Services, Inc. ("VCS", the "Company" or "we") currently have three subsidiaries: Vistula Limited ("Vistula"), Vistula USA, Inc. ("Vistula USA") and Cardlink Services Limited ("Cardlink"). Through Vistula and Vistula USA, we currently provide wholesale value-added telecommunications services (including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. Beginning in the fourth quarter of 2004, through Vistula and Vistula USA, we expect to market and distribute our V-Cube™ Voice over Internet Protocol, or "VoIP", software platform to telecommunications carriers, Internet service providers, or "ISPs", large corporations and small and medium enterprises, or "SMEs", throughout the world.

        Through our Cardlink subsidiary, which is currently inactive, we plan to market and distribute electronic top-up software, which enables prepayment for services provided by mobile telephone operators, and associated services to Tier 1 and Tier 2 telecommunications carriers and transit network operators throughout the world. Cardlink has developed a software product suite which enables mobile operators to electronically process prepayments from "pay-as-you-go" mobile phone customers.

Vistula and Vistula USA

        Vistula and Vistula USA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators. Vistula and Vistula USA are collectively referred to as the "Vistula Companies." The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations. We believe that the Vistula Companies are especially well positioned to take advantage of the disruption and uncertainty in the telecommunications sector over the past three years. The collapse of a significant number of competitive wholesale service providers has meant that profit margins have improved significantly and we believe the opportunity for well managed and well financed wholesale carriers such as the Vistula Companies is significant. Neither of the Vistula Companies has any significant borrowings and, other than the equipment which we currently lease from MRS Partners and which we have agreed to purchase on or before April 1, 2005, each of the Vistula Companies owns all of its fixed equipment outright.

        The Vistula Companies expect to commence marketing and distribution of our V-Cube™ software platform to Tier 1 carriers, transit network operators, large corporations, and SMEs in the fourth quarter of 2004. We expect this multiple feature VoIP platform, which will enable customers to convert their existing PBX phone systems to provide VoIP capability without the need for significant investment in new hardware, will provide the Vistula Companies with a highly competitive VoIP solution.

Cardlink

        Cardlink has been inactive since it was first acquired by Mr. Rupert Galliers- Pratt and certain members of his family in April 2003. Following the acquisition of Cardlink by VCS through the share exchange completed in March 2004, VCS intends to reactivate and refocus the operations of Cardlink. Cardlink will offer an electronic top-up, or "ETU", software product suite which will enable mobile operators to electronically process prepayments from "pay-as-you-go" customers. Cardlink's products will allow these customers to "electronically top-up" their accounts with the mobile operator. We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink's ETU product will be of significant value as new mobile operators throughout the world seek to adopt this technology.

        We believe that the potential for providing ETU services in markets where the adoption and use of mobile telephony is growing rapidly will create significant opportunities and long-term growth potential for Cardlink. We intend that Cardlink will typically receive a percentage of the total mobile revenues transacted through the Cardlink system. As a result, Cardlink will be a beneficiary of any increase in mobile telephony revenues without any investment of capital in building infrastructure. We believe that Cardlink's ETU software will be one of the most robust and complete ETU systems in the market.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Those estimates and judgments are based on management's historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

        The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three months ended June 30, 2004. We did not make any changes to this policy during this period.

Results of Operations

        Revenues for the three-month period ended June 30, 2004 increased by 132% over the comparable period in fiscal 2003 to $829,382. Revenues for the six-month period ended June 30, 2004 increased by 260% over the comparable period in fiscal 2003 to $1,816,008. We attribute this directly to the addition of new Tier 1 and Tier 2 national and international carriers to our customer base as well as the increase in revenues from our historical customer base.

        Cost of revenues increased to $692,179, a 460% increase as a percent of revenues for the three-month period ended June 30, 2004, as compared to the same period in fiscal 2003. The increase in the cost of revenues for the period reflects higher costs associated with our growing business including the purchase of additional minutes from our suppliers that we subsequently sell to our customers. Gross margins increased to 16.5% during the period from 1.6% for the similar period a year ago. We experienced higher gross profit margins for the quarter as we began to modify the pricing for our services to prices that are closer to industry averages for equivalent services. We anticipate that future gross profit margins should approximate 8% in accordance with industry standards and norms. During the three months ended June 30, 2004, we added interconnect agreements with the following international carriers: BMT America, Bon.net, IP4L, Ontus, Terraglobe, TotalX, United Access Communications, Wideworld Communications.

        Cost of revenues increased 1205%, as a percent of revenues, for the six-month period ended June 30, 2004, as compared to the same period in fiscal 2003. The increase in the cost of revenues for the period reflects higher costs associated with our growing business including the purchase of additional minutes from our suppliers that we subsequently sell to our customers. For the six-month period ended June 30, 2004, our gross profit margin increased to 11% as compared to 5.5% for the same period in the year ended December 31, 2003. We believe we can maintain a gross profit margin in excess of 8% while concentrating on our revenue growth.

        General and administrative costs increased by 1182% to $1,129,203 for the three-month period ended June 30, 2004, as compared to the same period in fiscal 2003. General and administrative costs increased by 1026% to $1,573,717 for the six-month period ended June 30, 2004, as compared to the same period in fiscal 2003. During the six month period ended June 30, 2004, we incurred approximately $724,088 in non-cash expenses. These include among others $354,000 from the expensing of employee stock options granted under our Stock Incentive Plan that have been granted and vested during the period under our Stock Incentive Plan, and $188,733 in non-cash expenses for the granting of restricted shares of common stock for financial advisory services provided by an investment-banking firm. In addition, we incurred $155,405 in legal and accounting expenses that is directly related to the acquisition and integration of Vistula and Cardlink into VCS in addition to the substantial expense we have incurred in fiscal 2004 in the form of legal, accounting and financial advisory services that can be directly associated with our registration of our equity securities under the Securities Exchange Act. On May 12, 2004, we filed a registration statement on Form 10-SB with the Securities and Exchange Commission. On July 12, 2004, our registration statement on Form 10-SB became effective. We continue to focus our efforts on reducing the monthly amount of cash consumed by current operations while still investing to grow our business.

        Depreciation and amortization expenses were $9,828 for the three-month period ending June 30, 2004 and $20,570 for the six-month period ending the same date. Property and equipment are carried at their cost. We own telecommunications equipment for which we paid $147,937. We provide for depreciation expense using the straight-line method over the estimated useful lives of the equipment of 3 to 5 years.

        During the three and six months ending June 30, 2004 we recorded $28,284 and $56,568 of interest expense related to capital lease obligations.

        The charge for expensing non-cash employee compensation in the form of options was $354,000 for the three-month period ending June 30, 2004. Prior to this period, no options awarded to key employees had vested.

        For the three months ending June 30, 2004, we incurred a loss of $1,020,833 or approximately $0.04 loss per common share, basic and diluted. For the six-month period ending June 30, 2004, we incurred a loss of $1,428,327 or approximately $0.06 loss per common share, basic and diluted.

Liquidity And Capital Resources

        As of June 30, 2004, we had cash and cash equivalents of approximately $55,000 and a working capital deficit of approximately $2,833,000. This represents an increase of 98% and 220%, respectively over the same period one year ago. Since our inception through June 30, 2004, we generated losses from operating activities of approximately $2,028,000. Accounts receivable were approximately $595,911 at June 30, 2004. Accounts receivable have grown 269% over the same period one year ago.

        We had capital expenditures from our inception until June 30, 2004 of $142,275. We used this capital to purchase the telecommunications equipment necessary to begin our business.

        We have agreed to purchase certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners, LLC for $1,670,000 in cash and 725,000 shares of our common stock. Pending the completion of this purchase, which must occur on or prior to April 1, 2005, we are leasing this equipment from MRS Partners.

        We expect to pay the $1,670,000 cash payment due to MRS Partners for purchase of the telecommunications equipment out of capital raised through the private placement of our equity securities occurring before April 1, 2005. Under the asset purchase agreement with MRS Partners, the $1,670,000 payment is not due until the earlier to occur of the following:

  •
  April 1, 2005;

  •
  the date that is 14 days after the closing of an equity financing of VCS from one or more sources (other than sources based in South Africa or India with whom VCS had been in negotiations prior to May 5, 2004) in which the net cash proceeds to VCS are at least $3,000,000; or

  •
  the date that is 14 days after the closing of an equity financing of VCS, irrespective of source of the funds, in which the net cash proceeds to VCS are at least $4,500,000.

        Since we expect that we will have raised at least $3,000,000 in capital prior to making the $1,670,000 cash payment to MRS Partners, we anticipate that the cash payment to MRS Partners will not have an adverse impact on our future financial condition.

        One of our principal stockholders has made various advances to the company from a $3,000,000 credit facility established in the name of the stockholder and from other of the stockholders personal assets. The credit facility was established by the stockholder in February of 2003 and first drawn upon by the shareholder in May of 2003. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the stockholder. The obligations of the stockholder under the credit facility are secured by certain property in which the stockholder has a beneficial interest. As of August 27, 2004, the stockholder has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by VCS and its affiliates, including Vistula, and five letters of credit in the aggregate amount of $624,000 have been issued by the lender under the credit facility in favor of vendors to VCS and its affiliates at the request of the stockholder. As of August 27, 2004, the amount of approximately $273,000 was undrawn and available under the credit facility. We may obtain future advances from this stockholder from both the credit facility and the stockholders' other personal assets in order to meet certain working capital needs. The stockholder may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of our vendors to secure our obligations to such vendor or vendors. While the stockholder is not obligated to provide these advances to us or to cause the lender to issue standby letters of credit in favor of our vendors, we expect the stockholder to continue providing funds for operations in 2004 as and if needed, until such time that we raise external capital.

        We believe that our available cash and cash equivalents, credit available from one of our stockholders and the proceeds of the sale of shares to new investors will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully. However, we intend to use capital and debt financing as needed to supplement the cash flows received through the successful operations of our business. Currently our primary sources of capital have been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder.

        In addition, we believe that we will need to raise additional capital through the private placement of our equity securities within the next 12 to 18 months in order to support the planned growth of our business. Additional financing may not be available when needed or, if available, such financing may not be on terms satisfactory to us or completed in a timely manner. In the absence of external capital, we will continue to be dependent upon our principal stockholder to fund existing operations and provide growth capital.

        To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

        As discussed above, our plans for growth and expansion will require the need for additional capital. As a result, we may have to rely heavily upon the issuance of debt or equity securities in order to continue to grow our business as well as to fund the negative cash flow we experienced to date and in the future as a result of these activities. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, we may encounter liquidity difficulties. No assurance can be given that we will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on acceptable terms.

Off-Balance Sheet Arrangements

        One of our subsidiaries, Vistula has agreed to unconditionally guarantee the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder which is described in more detail under the heading "Liquidity and Capital Resources" on page 17. Vistula has agreed to provide this guaranty since it is anticipated that the stockholder will advance drawings under the credit facility to Vistula or its affiliates or that letters of credit will be issued under the facility in favor of vendors to Vistula or its affiliates to secure obligations of those entities to their vendors. In light of the circumstances surrounding the guaranty, including the fact that the obligations of the stockholder under the credit facility are secured by significant assets in which the stockholder has a beneficial interest, we believe that the potential liability and obligations of Vistula under this guaranty are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Controls and Procedures.

        As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective.

        During the three month period ended June 30, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        On May 5, 2004, we granted a non-statutory option to purchase a total of 1,250,000 shares of our common stock to Mark Scully, the president of Vistula USA and one of our named executive officers, in connection with his employment with Vistula USA. This option vests quarterly over a period of 15 months in five equal installments of 250,000 shares and has an exercise price of $0.10 per share. The first installment of 250,000 shares of common stock subject to the option vested on grant.

        On May 5, 2004, we also granted non-statutory options to purchase a total of 750,000 shares of our common stock to each of Eric Pomeroy and Edward DeMent, in connection with their employment with Vistula USA. These options were to vest quarterly over a period of nine months in three equal installments of 250,000 shares and each had an exercise price of $0.10 per share. On June 30, 2004, Mr. Pomeroy resigned from employment with Vistula USA and his non-statutory stock option to purchase 750,000 shares was terminated. Effective June 30, 2004, Mr. DeMent also resigned from his employment with Vistula USA and his non-statutory stock option to purchase 750,000 shares was also terminated. Pursuant to an amended and restated employment agreement with Mark Scully, our board of directors is obligated to grant to Mr. Scully a non-statutory stock option to purchase the unvested shares under the non-statutory stock options previously granted to each of Messrs. Pomeroy and DeMent upon termination of Messrs Pomeroy's and DeMent's employment with Vistula USA. The option shall have an exercise price of $0.10 per share and shall vest as if such option was granted by VCS on May 5, 2004 and was subject to the same vesting terms as the options granted by us to Mr. Scully on that date.

        Effective as of June 30, 2004, Mr. Scully has agreed that the remaining vesting under his options (including any additional option to be granted to him upon termination of the employment of Messrs. Pomeroy and DeMent) shall be deferred by one fiscal quarter.

        On May 5, 2004, we granted a non-statutory option to purchase a total of 75,000 shares of our common stock to Anthony Warrender, one of our directors, in connection with his appointment to our board of directors. This option vests quarterly over a period of 15 months in five equal installments of 15,000 shares and has an exercise price of $0.05 per share.

        On May 5, 2004, we also sold 100,000 shares of our common stock to Mr. Warrender for a total consideration of $5,000. The proceeds from the sale of these shares were used for working capital and other general corporate purposes.

        On May 13, 2004, we issued 419,406 shares of our common stock to Kevin Dann & Partners, LLC as compensation for financial advisory and investment banking services provided to us.

        The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or regulations promulgated thereunder, relating to sales by an issuer not involving a public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing transactions.

Item 5. Other Information.

Entry into a Material Definitive Agreement.

        On May 5, 2004, we entered into an Amendment and Indemnification Agreement with MRS Partners LLC which amended an Asset Purchase Agreement that we entered into with MRS Partners LLC on January 5, 2004 and pursuant to which we have agreed to purchase certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners for $1,670,000 in cash and

725,000 shares of our common stock. Pending the completion of this purchase, which must occur on or prior to April 1, 2005, we are leasing this equipment from MRS Partners.

        On August 11, 2004, we entered into a Distribution and Marketing Agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, "NetYantra") pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute our V-Cube™ IP-PBX software platform to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to us by NetYantra, we are required to:

  •
  pay NetYantra the amount of $150,000 on one or more payments within 30 days of signing of the agreement and the amount of $250,000 on the day immediately following the first anniversary of the signing of the agreement;

  •
  issue to NetYantra shares of our common stock having a market value of $1,000,000 based on the opening price of our common stock on the first day of trading in the event that our common stock is quoted or traded on a stock market on or before the first anniversary of the agreement (or, at our option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares); and

  •
  pay NetYantra fifty percent of certain net revenues which we derive from distribution of the V-Cube™ platform.

        The Agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to VCS under the Agreement after a period of two years for any reason.

Issuance of Convertible Promissory Notes.

        On July 2, 2004, we entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No.2, the sole beneficiary of which is our chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, we issued and sold to Mr. Galliers-Pratt's pension plan a convertible promissory note in the principal amount of $125,000 on July 12, 2004 and we issued and sold to the pension plan a convertible promissory note in the principal amount of $50,000 on August 11, 2004. Both convertible promissory notes have a one year term, accrue interest at the rate of 7% per annum and are convertible into shares of our common stock at the price of $1.50 per share. The proceeds from the issuance and sale of the sale of the convertible promisory notes were used by us for general working capital purposes.

Appointment of Principal Officer.

        On June 30, 2004, our board of directors appointed George R. Vaughn as interim chief financial officer, assistant treasurer and secretary of the Company. In 1995, Mr. Vaughn founded Vaughn & Associates, P.C., a professional services organization that provides interim and part-time chief financial officer, outsourced financial management, and tax advisory services for emerging and established businesses. From 1990 to 1995, Mr. Vaughn was chief financial officer of XRL, Inc., a venture capital-backed manufacturer of semiconductor capital equipment, which was sold in 1995. Mr. Vaughn is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants and has over twenty-five years of accounting experience. Mr. Vaughn holds a B.S. in Business Administration from Stonehill College.

Amendment to Certificate of Incorporation.

        On July 20, 2004, we filed an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 40,000,000 shares to 100,000,000 shares and to authorize 10,000,000 shares of our undesignated preferred stock. Pursuant to Section 228 of the General Corporation Law of the State of Delaware, we obtained the written consent of our stockholders to the amendment following approval by our board of directors on June 30, 2004.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits.

Exhibit Number	Exhibit Description
2.1 (1)	Asset Purchase Agreement, dated as of January 5, 2004, by and between VCS, Inc. and MRS Partners LLC.
2.2 (1)	Amendment and Indemnification Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., MRS Partners LLC and Manuel Vierra, Pepper Snyder, Steven Ziswasser, Seymour Ziswasser, and Kirk Rossman.
3.1 (1)	Certificate of Incorporation filed with the Delaware Secretary of State on September 22, 2003.
3.2 (1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 2004.
3.3 (1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 4, 2004.
3.4 (1)	Bylaws adopted on September 22, 2003.
3.5 (1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 20, 2004.
10.1 (1)	Vistula Communications Services, Inc. 2004 Stock Incentive Plan.
10.2 (1)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Mark Scully.
10.3 (1)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Eric Pomeroy.
10.4 (1)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Edward DeMent.
10.5 (1)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Mark Scully.
10.6 (1)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Edward DeMent.
10.7 (1)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Eric Pomeroy.
10.8 (1)	Reciprocal International Carrier Service Agreement, dated as of April 15, 2004, by and between Vistula Limited and KDDI America, Inc.

10.9 (1)	Distribution and Marketing Agreement, dated as of August 11, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.
10.10 (1)	Amended and Restated Note Subscription Agreement, dated as of August 11, 2004, by and between J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt and Vistula Communications Services, Inc.
10.11 (1)	Convertible Promissory Note, dated as of July 12, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $125,000.
10.12 (1)	Convertible Promissory Note, dated as of August 11, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $50,000.
31.1*	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
31.2*	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
32.1*	Certification by Rupert Galliers-Pratt pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
32.2*	Certification by George R. Vaughn pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
*
Filed herewith.

(1)
Incorporated herein by reference from the Registrant's Registration Statement on Form 10-SB, as amended (File No. 000-50758).

(b)
Reports on Form 8-K.        None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2004	/s/ RUPERT GALLIERS-PRATT Rupert Galliers-Pratt Chairman of the Board, Chief Executive Officer and President

QuickLinks

VISTULA COMMUNICATIONS SERVICES, INC. FORM 10-QSB FOR THE THREE MONTHS ENDED JUNE 30, 2004
  Item 1. Financial Statements.
VISTULA COMMUNICATIONS SERVICES, INC. Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003
VISTULA COMMUNICATIONS SERVICES, INC. Consolidated Statements of Operations for the Three and Six Months ended June 30, 2004 and June 30, 2003
VISTULA COMMUNICATIONS SERVICES, INC. Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and June 30, 2003
Vistula Communications Services, Inc. Notes to Unaudited Consolidated Financial Statements June 30, 2004
  Item 2. Management's Discussion and Analysis or Plan of Operations.
  Item 3. Controls and Procedures.
  PART II. Other Information
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 5. Other Information.
  Item 6. Exhibits and Reports of Form 8-K.
SIGNATURES