Form 10QSB
period 2004-09-30
VISTULA COMMUNICATIONS SERVICES INC
filed 2004-11-19
CIK 1288518

Use these links to rapidly review the document
Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 12, 2004, there were 24,454,406 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(*)
The financial information at December 31, 2003 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,201	$88,644
Accounts receivable	282,116	244,213
Prepaid expenses and other current assets	231,855	170,012

Total current assets	521,172	502,869

Property and equipment, net	1,999,439	149,940

	$2,520,611	$652,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$795,743	$668,419
Accrued expenses	862,549	113,317
Due to stockholder	29,373	64,602
Note payable	175,000	—
Capital lease obligation	1,942,334	—

Total current liabilities	3,804,999	846,338

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,454,406 and 23,885,000 and issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	24,454	23,885
Additional paid-in capital	1,908,582	398,276
Deferred compensation	(597,500)	—
Accumulated deficit	(2,613,279)	(599,721)
Cumulative translation adjustment	(6,645)	(15,969)

Total stockholders' deficit	(1,284,388)	(193,529)

	$2,520,611	$652,809

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations for the Three and Nine Months
ended September 30, 2004 and September 30, 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues	$513,563	$292,585	$2,329,571	$795,837
Cost of revenues	468,091	211,952	2,173,093	687,238

Gross profit	45,472	80,633	156,478	108,599
General and administrative expenses	599,481	195,919	2,081,159	335,631

Loss from operations	(554,009)	(115,286)	(1,924,681)	(227,032)
Other income	(31,220)	1,374	(88,877)	1,753

Net loss	$(585,229)	$(113,912)	$(2,013,558)	$(225,279)

Weighted-average basic shares outstanding	24,416,363	23,885,000	24,159,220	16,509,835

Net loss per common share	$(0.02)	$(0.00)	$(0.08)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders' Deficit for the Nine Months ended September 30, 2004

(unaudited)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders' Deficit	Comprehensive Loss
	Shares	Amount
Balance, December 31, 2003	23,885,000	$23,885	$398,276	$—	$(599,721)	$(15,969)	$(193,529)

Contribution of services by stockholders			262,142				262,142
Issuance of common stock	100,000	100	44,900				45,000
Deferred stock compensation expense associated with stock options			992,500	(992,500)
Amortization of deferred stock compensation				395,000			395,000
Issuance of common stock for services rendered	419,406	419	188,314				188,733
Issuance of common stock for marketing and distribution agreement	50,000	50	22,450				22,500
Net loss					(2,013,558)		(2,013,558)	$(2,013,558)
Change in cumulative translation adjustment						9,324	9,324	9,324

Balance, September 30, 2004	24,454,406	$24,454	$1,908,582	$(597,500)	$(2,613,279)	$(6,645)	$(1,284,388)	$(2,004,234)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows for the Nine Months
ended September 30, 2004 and September 30, 2003

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,013,558)	$(225,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,877	13,840
Services contributed by shareholders	82,500	82,500
Company expenses paid by stockholder recorded as due to stockholder	—	141,087
Company expenses paid by stockholder	179,642	79,573
Services paid for by issuance of common stock	188,733	—
Non cash financing charge	22,500	—
Non cash compensation expense	435,000	617
Non cash interest expense	86,499	—
Loss on disposal of property and equipment	43,300	—
Changes in assets and liabilities:
(Increase) in:
Accounts receivable	(37,903)	(178,755)
Prepaid expenses and other current assets	(61,843)	(106,776)
Increase in:
Accounts payable	127,324	148,232
Accrued expenses	749,232	223,422

Net cash provided by (used in) operating activities	(166,697)	178,461

Cash flows from investing activities:
Purchases of property and equipment	(68,459)	(131,481)

Net cash used in investing activities	(68,459)	(131,481)

Cash flows from financing activities:
Payments on due to stockholder	(35,229)	(7,398)
Proceeds from note payable	175,000	—
Proceeds from issuance of common stock	5,000	166

Net cash provided by (used in) financing activities	144,771	(7,232)

Effect of exchange rates on cash	8,942	(18,532)
Net increase (decrease) in cash and cash equivalents	(81,443)	21,216
Cash and cash equivalents, beginning of period	88,644	6,106

Cash and cash equivalents, end of period	$7,201	$27,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Equipment acquired pursuant to capital lease obligation	$1,855,835	$—

Non cash forgiveness of due to stockholder	$—	$66,899

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements of Vistula Communications Services, Inc. (Vistula or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's audited annual financial statements for the fiscal year ended December 31, 2003. Those audited financial statements are included in the Company's registration statement on Form 10-SB, which has been filed with the Securities and Exchange Commission (SEC).

        The Company has adopted the United States dollar as its reporting currency, although the British pound is the functional currency of its wholly owned operating subsidiaries. For reporting purposes, assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates, which are in effect during the year. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders' deficit in the consolidated balance sheet. Transaction gains and losses are included in other income in the consolidated statements of operations. Transaction gains (losses) were immaterial for the three and nine months ended September 30, 2004 and 2003.

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

        Common stock options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the nine month period ended September 30, 2004 are as follows:

Risk-free interest rate	3.95%
Expected dividend yield	0
Expected lives	5 years
Expected volatility	80%

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for each of the nine-month periods ended September 30, 2004 and 2003, respectively.

	9/30/04	9/30/03
Net Loss: As Reported	($2,013,558)	($252,649)
Stock compensation expense included in net loss	395,000	—
Stock compensation expenses determined using fair value method for all awards	(443,513)	—

Pro Forma	($2,062,071)	($252,649)

Loss Per Share (Basic): as reported	($0.08)	($0.02)
Pro Forma	($0.09)	($0.02)
Loss Per Share (Diluted): as reported	($0.08)	($0.02)
Pro Forma	($0.09)	($0.02)

        In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service. See Note 10 for options accounted for in accordance with EITF 96-18.

(3) Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for Federal, state or foreign income taxes for the three and nine months ended September 30, 2004 and 2003 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4) Balance Sheet Detail

        Accrued expenses at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Accrued professional fees	$538,253	$106,842
Salary	120,000	—
Travel	108,382	—
VAT payable	55,978	—
Rent	28,876	—
Deferred revenue	—	6,475
Other	11,060	—

	$862,549	$113,317

        Prepaid expenses and other current assets at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Prepaid call termination charges	$—	$101,449
Receivable from contract sales representative	116,310	35,008
Prepaid royalties	50,000
Prepaid equipment rent	65,545	33,555

	$231,855	$170,012

        The receivable from contract sales representative represents the advance of a placement fee to an agent of the Company that is expected to be earned within the next year. If the placement fee is not earned, the advance will be repaid to the Company.

(5) Comprehensive Income (Loss)

        For the three and nine-months ended September 30, 2004 and 2003, respectively, the components of other comprehensive loss consisted of the Company's net loss and foreign currency translation adjustments. Comprehensive loss was $579,600 and $117,007 for the three months ended September 30, 2004 and 2003, respectively, and $2,004,234 and $261,885, for the nine-months ended September 30, 2004 and 2003, respectively.

(6) Net Loss Per Share

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares plus the dilutive effect of outstanding stock options. As there was a net loss for both the three and nine-month periods ending September 30, 2004, 2,825,000 outstanding stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. There were no stock options outstanding for any other period presented.

(7) Stock Incentive Plan

        In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the "Plan"). Under the Plan, the Company may grant incentive stock options, non-statutory stock options and restricted stock that aggregate 6,000,000 shares of the Company's common stock. The Board has the authority to select the employees, officers, directors, consultants and advisors to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may be up to 10 years or provided that incentive stock options issued to a stockholder owning in excess of 10% of the Company's common stock, may not have a term of more than five years.

        Options for a total of 2,825,000 shares have been granted under the Plan. On June 30, 2004 two employees terminated their employment with the Company. As a result, 1,500,000 options were terminated. Pursuant to an employment agreement, another employee has a contractual right to the grant of the terminated options. The Company has therefore treated all options as outstanding at September 30, 2004 for the purposes of calculating stock compensation expense. The Company has reflected pre-tax charges to earnings in the three-month periods ended September 30, 2004 and 2003 of $41,000 and $0, respectively, and in the nine-month periods ended September 30, 2004 and 2003 of $395,000 and $0, respectively, for the compensation value of the options granted. At September 30, 2004, an additional $597,500 of deferred compensation remains on the accompanying balance sheet that will be amortized over future periods as the underlying stock options vest.

(8) Employment Agreements

        In January 2004, the Company entered into employment and non-competition agreements with three key individuals. The agreements were amended and restated in May 2004. These agreements have initial terms that begin on January 1, 2004 and end between March 2005 and June 2005 and may be renewed for successive annual terms if both the Company and the employee agree in writing. The agreements provide for annual salaries totaling $300,000, as well as bonuses totaling $285,000 if certain Company performance goals are achieved as defined in the agreement. As of September 30, 2004 no bonuses have been accrued as such goals have not been met. If the Company elects to terminate the employees without cause, the employees are entitled to receive severance payments equal to six months of their salaries. Two of the employees resigned as of June 30, 2004. Based on new severance agreements with these employees, the Company has recorded an aggregate compensation charge of approximately $72,000 upon termination for the nine-month period ended September 30, 2004.

(9) Related Party Transactions

Contributed Services

        During the year ended December 31, 2003 certain stockholders contributed services to the Company. Pursuant to Staff Accounting Bulletin Topic 5T (SAB.T.5T), the Company recorded compensation and a corresponding credit to additional paid in capital of approximately $110,000 for these services during the period ended December 30, 2003.

        The Company recorded compensation of $82,500 for the nine months ended September 30, 2004 and 2003 and $27,500 for the three months ended September 30, 2004 and 2003, with corresponding credits recorded in additional paid-in capital.

Expenses Paid By Stockholder

        The Chairman and another stockholder paid certain legal, accounting and operating expenses on behalf of the Company. Pursuant to SAB.T.5T, expenses not expected to be repaid of approximately $311,000 were recorded as expense and charged to additional paid in capital for the year ended December 31, 2003. The Company recorded expenses related to legal, accounting and operating expenses paid for by the Chairman and another stockholder of $24,632 and $179,642 for the three and nine months ended September 30, 2004, and $143,377 and $284,464 for the three and nine months ended September 30, 2003. Expenses that are expected to be repaid of $29,373 and $64,602 are included in due to stockholder at September 30, 2004 and December 31, 2003, respectively. The amounts due to stockholder do not bear interest.

Sale of Common Stock

        On May 5, 2004, the Company sold 100,000 shares of common stock to a director at $0.05 per share for total proceeds of $5,000. The Company recorded $40,000 as compensation expense at that time based on the difference between the fair market value of the Company's common stock ($0.45) and the $0.05 purchase price per share of these shares.

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

(11) Asset Purchase

        In January 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to re-certify or re-license such assets by June 30, 2004. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment is now $1,670,000 and 725,000 shares of common stock and the agreement has been extended through April 1, 2005. Under the agreement, the seller has the right to use all or part of the cash portion of the purchase price for the equipment to purchase shares of the Company's common stock at a price per share equal to:

  •
  if the Company's common stock is traded on a national securities exchange or quoted on the Nasdaq StockMarket, 85% of the average of the closing prices of the Company's common stock over a period of 20 trading days ending on the day that is three trading days before the closing of the acquisition of the equipment;

  •
  if the Company's common stock is not listed on a national securities exchange or quoted on the Nasdaq Stock Market but actively traded over-the-counter, 85% of the average of the closing bid and asked prices of the Company's common stock over a period of 20 trading days ending on the day that is three trading days before the closing of the acquisition of the equipment; or

  •
  in all other circumstances, the purchase price paid for the Company's common stock (or preferred stock convertible into the Company's common stock) by an unaffiliated investor in the Company's most recent equity financing that occurs prior to the closing of the acquisition of the equipment.

        In the event the Company does not close on the purchase of the equipment by April 1, 2005, the Company will be required to pay a fee equal to $20,000 per month calculated from May 5, 2004 through April 1, 2005.

        The Company has accounted for the agreement as a capital lease in accordance with SFAS No. 13 Accounting for Leases.

        As of September 30, 2004 the Company has recorded the present value of the minimum lease payments as an asset of $1,855,835. The future minimum lease payments related to the capital lease is $2,000,000 which includes $144,165 related to interest. The Company recorded $28,833 and $86,499 related to interest expense on the capital lease for the three and nine-month periods ended September 30, 2004, respectively. The Company does not have any minimum sublease rental income related to the capital lease. There were no contingent rentals during the three months ended September 30, 2004.

        The Company has deemed the amendment described above to be a modification of the lease pursuant to Statement of Financial Accounting Standards No. 13 Accounting for Leases. As of May 5, 2004 the balance of the asset and associated capital lease obligation will be adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the modified agreement and the present balance of the obligation, with no resulting gain or loss recognized. The Company accounted for the new conversion feature associated with the capital lease obligation pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, whereby the Company will measure the beneficial conversion feature on the amendment date but will not record any charge until the contingencies are resolved.

(12) Commitments and Contingencies

        Since its inception, the Company has sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as from other of the Chairman's personal assets. The credit facility was established by the Chairman in February of 2003 and was first drawn upon by the Chairman in May of 2003. Borrowings are payable upon demand. Interest accrues at the bank's base rate plus 2% for the first $300,000 of borrowings and at the bank's base rate plus 5% on all additional borrowings. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. As of November 16, 2004, the Chairman has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by the Company and its affiliates. Seven letters of credit in the aggregate amount of $1,380,000 have been issued by the lender under the credit facility of which $492,000 have been issued in favor of vendors to the Company and its affiliates at the request of the Chairman. As of November 16, 2004, approximately $347,000 was undrawn and available under the credit facility and $2,653,000 was outstanding. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman's other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company's vendors to secure the Company's obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company's vendors, the Company expects the Chairman to continue providing funds for operations in 2004 as and if needed, until such time that the Company raises external capital. In the absence of external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. There can be no assurances that the Company can raise such capital on acceptable terms, if at all.

        The credit facility is secured by certain property in which the Chairman has a beneficial interest. The credit facility is guaranteed by the Company's wholly owned subsidiary, Vistula Limited. The lender under the credit facility requested that Vistula Limited provide the guarantee as a condition to providing the facility since it was anticipated that a portion of the drawings under the facility would be advanced to, or used to pay expenses of, Vistula Limited. Vistula shall be required to perform its obligations under the guarantee in the event that the Chairman fails to pay to the lender any amounts payable under the credit facility when due. The maximum amount of future payments the guarantor could be required to make under the guarantee is $3,000,000, plus interest, fees, costs and expenses payable to the lender under the credit facility. The guarantee shall continue in effect until all of the obligations and liabilities of the Chairman under the credit facility have been paid or satisfied in full. The Company has no recourse provisions that would enable it to recover monies from third parties with respect to amounts it is required to pay under the guarantee. The Company does not have any collateral it could obtain to recover amounts paid under the guarantee. The Company evaluated the fair value of the guarantee in accordance with Financial Accounting Standards Board Interpretation Number 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability has been recorded.

(13) Notes Payable

        On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company's Chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt's pension plan a convertible promissory note in the principal amount of $125,000 on July 12, 2004 and the Company issued and sold to the pension plan a convertible promissory note in the principal amount of $50,000 on August 11, 2004. Both convertible promissory notes have a one-year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company's common stock at the price of $1.50 per share.

(14) Distribution and Marketing Agreement

        On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, "NetYantra") pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufactures, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to the Company by NetYantra, the Company is required to:

  •
  Pay NetYantra the amount of $150,000 (the "Initial Payment") in one or more payments within 30 days of signing of the agreement and the amount of $250,000 (the "Second Payment") on the day immediately following the first anniversary of the signing of the agreement and

  •
  Pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

        Amounts paid by the Company pursuant to the Initial Payment and the Second Payment are creditable against future royalty commitments. Accordingly, the Company will record amounts paid pursuant to the Initial Payment and Second Payment as prepaid royalties, and will expense such prepaid amounts as royalties accrue. Should the Company fail to make any of these payments, NetYantra may terminate the agreement.

        In addition, in the event that the Company's common stock is quoted or traded on a stock market on or before the first anniversary of the agreement, the Company must also issue to NetYantra shares of the Company's common stock having a market value of $1,000,000 based on the opening price of the Company's common stock on the first day of trading (or, at the Company's option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares). Should the Company fail to issue these shares, or make the cash payment, NetYantra may terminate the agreement. This payment, whether in the form of stock or cash, is not creditable towards royalty commitments and will be expensed when and if it becomes payable.

        During the three months ended September 30, 2004, the Company paid NetYantra $50,000 towards the required Initial Payment under the Agreement. On September 9, 2004, NetYantra agreed to extend the date by which the Company was required to pay the remainder of the Initial Payment until

October 15, 2004. In consideration for this extension, the Company agreed to pay to NetYantra an additional payment of $25,000 and to issue to NetYantra 50,000 shares of the Company's common stock, valued at $.45 per share, the fair value of the Company's common stock on that date. The additional payment of cash and stock is not creditable towards future royalties and was expensed. The remaining portion of the Initial Payment and the additional payment of $25,000 were paid on behalf of the Company by one of its stockholders on October 8, 2004 and will be recorded as a contribution to capital in the fourth quarter of 2004. The Company issued the 50,000 shares to NetYantra on October 1, 2004.

        The Agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to the Company under the Agreement after a period of two years for any reason.

(15) Subsequent Events

        On October 19, 2004, the Company granted 2,000,000 options to purchase common stock to its chief executive officer. The options have an exercise price of $.10 and were fully vested upon grant. The Company will record the difference between the fair market value of the Company's stock and the exercise price as compensation expense in the fourth quarter.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Introduction

        The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis and Results of Operations contained in our Registration Statement on Form 10-SB, File No. 000-50758, as amended.

Cautionary Statements

        We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read forward-looking statements carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors described below, as well as any other instances of cautionary language in this Quarterly Report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events or factors described below and elsewhere in this Quarterly Report could materially and adversely affect our business. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

  •
  We currently derive a significant portion of revenue from a limited number of large contracts and customers and, if we are unable to replace large contracts upon completion and maintain customer relationships, we could have a significant decrease in our revenues that would negatively impact our results.

  •
  We may experience significant fluctuations in our results as a result of uncertainties relating to our ability to generate additional revenues, manage our expenditures and other factors, certain of which are outside of our control.

  •
  Our contracts typically contain provisions giving customers the ability to terminate their contracts under various circumstances and we may not be able to replace the revenues from such contracts that may have an adverse effect on our revenues and operating results.

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

Overview

        Vistula Communications Services, Inc. ("VCS", the "Company" or "we") currently has three subsidiaries: Vistula Limited ("Vistula"), Vistula USA, Inc. ("Vistula USA") and Cardlink Services Limited ("Cardlink"). Through Vistula and Vistula USA, we currently provide wholesale value-added telecommunications services (including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. Beginning in the fourth quarter of 2004, through Vistula and Vistula USA, we expect to market and distribute the V-Cube™ Voice over Internet Protocol, or "VoIP", software platform developed by NetYantra to telecommunications carriers, Internet service providers, or "ISPs", large corporations and small and medium enterprises, or "SMEs", throughout the world.

        Through our Cardlink subsidiary, which is currently inactive, we plan to market and distribute electronic top-up software, which enables prepayment for services provided by mobile telephone operators, and associated services to Tier 1 and Tier 2 telecommunications carriers and transit network operators throughout the world. Cardlink has developed a software product suite that enables mobile operators to electronically process prepayments from "pay-as-you-go" mobile phone customers.

Vistula and Vistula USA

        Vistula and Vistula USA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators. Vistula and Vistula USA are collectively referred to as the "Vistula Companies." The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations. We believe that the Vistula Companies are especially well positioned to take advantage of the disruption and uncertainty in the telecommunications sector over the past three years. The collapse of a significant number of competitive wholesale service providers has meant that profit margins have improved significantly and we believe the opportunity for well managed and well financed wholesale carriers such as the Vistula Companies is significant. Neither of the Vistula Companies has any debt and, other than the equipment which we currently lease from MRS Partners and which we have agreed to purchase on or before April 1, 2005, each of the Vistula Companies owns all of its fixed equipment outright.

        The Vistula Companies expect to commence marketing and distribution of the V-Cube™ software platform to Tier 1 carriers, transit network operators, large corporations, and SMEs in the fourth quarter of 2004. We expect this multiple feature VoIP platform, which will enable customers to convert their existing traditional PBX phone systems to provide VoIP capability without the need for significant investment in new hardware, will provide the Vistula Companies with a highly competitive VoIP solution.

Cardlink

        Cardlink has been inactive since it was first acquired by Mr. Rupert Galliers-Pratt and certain members of his family in April 2003. Following the acquisition of Cardlink by VCS through the share exchange completed in March 2004, VCS intends to reactivate and refocus the operations of Cardlink. Cardlink will offer an electronic top-up, or "ETU", software product suite that will enable mobile operators to electronically process prepayments from "pay-as-you-go" customers. Cardlink's products will allow these customers to "electronically top-up" their accounts with the mobile operator. We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink's ETU product will be of significant value as new mobile operators throughout the world seek to adopt this technology.

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

        The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three months ended September 30, 2004. We did not make any changes to this policy during this period.

Results of Operations

        Revenues for the three-month period ended September 30, 2004 increased by 76% over the comparable period in fiscal 2003 to $513,563. Revenues for the nine-month period ended September 30, 2004 increased by 193% over the comparable period in fiscal 2003 to $2,329,571. We attribute this directly to the addition of new Tier 1 and Tier 2 national and international carriers to our customer base as well as the increase in revenues from our historical customer base.

        Cost of revenues increased to $468,091 for the three-month period ended September 30, 2004, a 121% increase as compared to the same period in fiscal 2003. The increase in the cost of revenues for the period reflects higher costs associated with our growing business including the purchase of additional minutes from our suppliers that we subsequently sell to our customers. Gross margins decreased to 8.9% during the period from 27.6% for the similar period a year ago as, in the prior year, we experienced higher individual margins on the smaller number of contracts in existence during that period. We anticipate that future gross profit margins should approximate 8% in accordance with industry standards and norms. During the three months ended September 30, 2004, we added one new interconnect agreement with an international carrier.

        Cost of revenues increased to $2,173,093 for the nine-month period ended September 30, 2004, a 216% increase as compared to the same period in fiscal 2003. The increase in the cost of revenues for the period reflects higher costs associated with our growing business including the purchase of additional minutes from our suppliers that we subsequently sell to our customers. For the nine-month period ended September 30, 2004, our gross profit margin decreased to 6.7% as compared to 13.6% for the same period in 2003 as, despite our lower revenue levels in 2003, we experienced higher individual margins on the smaller number of contracts in existence during that period. We believe we can maintain a gross profit margin in excess of 8% while concentrating on our revenue growth.

        General and administrative costs increased by 206.0% to $599,481 for the three-month period ended September 30, 2004, as compared to the same period in fiscal 2003. General and administrative costs increased by 520.1% to $2,081,159 for the nine-month period ended September 30, 2004, as compared to the same period in fiscal 2003. During the nine-month period ended September 30, 2004, we incurred approximately $1,070,000 in non-cash expenses. These include, among others, $395,000 from the expensing of employee stock options granted under our Stock Incentive Plan that vested during the period, and $188,000 in non-cash expenses for the granting of restricted shares of common stock for financial advisory services provided by an investment banking firm. In addition, we have incurred approximately $578,000 in legal and accounting expenses including substantial legal and accounting expenses associated with the registration of our equity securities under the Securities Exchange Act and compliance with our reporting obligations under the Securities Exchange Act. On May 12, 2004, we filed a registration statement on Form 10-SB with the Securities and Exchange Commission. On July 12, 2004, our registration statement on Form 10-SB became effective.

        Depreciation and amortization expenses were $11,307 for the three-month period ending September 30, 2004 and $31,877 for the nine-month period ending the same date. Property and equipment are carried at cost. We provide for depreciation expense using the straight-line method over the estimated useful lives of the equipment of 3 to 5 years.

        During the three and nine-month periods ended September 30, 2004, we recorded $28,284 and $84,852 of interest expense related to capital lease obligations.

        The charge for expensing non-cash employee compensation for stock options was $41,000 for the three-month period ending September 30, 2004 and $395,000 for the nine-month period ending September 30, 2004. Prior to 2004, no options had been awarded to key employees.

        For the three months ending September 30, 2004, we incurred a loss of $585,229 or approximately $0.02 loss per common share, basic and diluted. For the nine-month period ending September 30, 2004, we incurred a loss of $2,013,558, or approximately $0.08 loss per common share, basic and diluted.

Liquidity And Capital Resources

        As of September 30, 2004, we had cash and cash equivalents of approximately $7,000 and a working capital deficit of approximately $3,284,000. This represents a decrease in cash and cash equivalents of 92% and an increase in working capital deficit of 856% from December 31, 2003. Since our inception through September 30, 2004, we have generated losses of approximately $2,613,000. Accounts receivable were approximately $282,000 at September 30, 2004, an increase of approximately 16% from December 31, 2003.

        We have made expenditures for capital equipment from our inception until September 30, 2004 of approximately $142,000, purchasing the telecommunications equipment necessary to begin our business.

        We have agreed to purchase certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners, LLC for $1,670,000 in cash and 725,000 shares of our common stock. Pending the completion of this purchase, which must occur on or prior to April 1, 2005, we are leasing this equipment from MRS Partners.

        We plan to make the $1,670,000 cash payment due to MRS Partners for purchase of the telecommunications equipment out of capital raised through the private placement of our equity securities occurring before April 1, 2005. Under the asset purchase agreement with MRS Partners, the $1,670,000 payment is not due until the earlier to occur of the following:

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

        We have entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, "NetYantra") pursuant to which NetYantra grants to VCS the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to us by NetYantra, we will be required to, among other things:

  •
  pay NetYantra the amount of $150,000 (the "Initial Payment") in one or more payments within 30 days of signing of the agreement;

  •
  pay NetYantra the amount of $250,000 (the "Second Payment") on the day immediately following the first anniversary of the signing of the distribution and marketing agreement; and

  •
  pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

        Amounts paid by the Company pursuant to the Initial Payment of $150,000 and the Second Payment are creditable against future royalty commitments. Accordingly, the Company will record amounts paid pursuant to the initial payment and Second Payment as prepaid royalties, and will expense such prepaid amounts as royalties accrue. Should the Company fail to make any of these payments, NetYantra may terminate the agreement.

        In addition, in the event that the Company's common stock is quoted or traded on a stock market on or before the first anniversary of the agreement, the Company must also issue to NetYantra shares of the Company's common stock having a market value of $1,000,000 based on the opening price of the Company's common stock on the first day of trading (or, at the Company's option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares). Should the Company fail to issue these shares, or make the cash payment, NetYantra may terminate the agreement. This payment, whether in the form of stock or cash, is not creditable towards royalty commitments and will be expensed when and if it becomes payable.

        During the three months ended September 30, 2004, the Company paid NetYantra $50,000 towards the required Initial Payment under the agreement. On September 9, 2004, NetYantra agreed to extend the date by which the Company was required to pay the remainder of the Initial Payment until October 15, 2004. In consideration for this extension, the Company agreed to pay to NetYantra an additional payment of $25,000 and to issue to NetYantra 50,000 shares of the Company's common stock, valued at $.45 per share, the fair value of the Company's common stock on that date. The additional payment of cash and stock is not creditable towards future royalties and was expensed. The remaining portion of the Initial Payment and the additional payment of $25,000 were paid on behalf of the Company by one of its stockholders on October 8, 2004 and will be recorded as a contribution to capital in the fourth quarter of 2004. The Company issued the 50,000 shares to NetYantra on October 1, 2004.

        We expect to pay the required Second Payment and the $1,000,000 payment (in the event we are required to issue shares of our common stock having a market value of $1,000,000 to NetYantra and we elect to make this payment instead of issuing these shares) from revenues derived from the V-Cube platform, from future advances provided by one of our stockholders as described more fully below and/or from the proceeds from one or more private placements of our equity or debt securities.

        One of our principal stockholders has made various advances to the Company from a $3,000,000 credit facility established in the name of the stockholder and from other of the stockholder's personal assets. The credit facility was established by the stockholder in February 2003 and first drawn upon by the stockholder in May 2003. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the stockholder. The obligations of the stockholder under the credit facility are secured by certain property in which the stockholder has a beneficial interest. As of November 16, 2004, the stockholder has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by VCS and its affiliates, including Vistula, and seven letters of credit in the aggregate amount of $1,489,000 have been issued by the lender under the credit facility of which $492,000 have been issued in favor of vendors of VCS and its affiliates at the request of the stockholder. As of November 16, 2004, approximately $347,000 was undrawn and available under the credit facility. We may obtain future advances from this stockholder from both the credit facility and the stockholder's other personal assets in order to meet certain working capital needs. The stockholder may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of our vendors to secure our obligations to such vendor or vendors. While the stockholder is not obligated to provide these advances to us or to cause the lender to issue standby letters of credit in favor of our vendors, we expect the stockholder to continue providing funds for operations in 2004 as and if needed, until such time that we raise external capital.

        We believe that our available cash and cash equivalents, credit available from one of our stockholders and the proceeds of the sale of securities to new investors will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully. However, we intend to use capital and debt financing as needed to supplement the cash flows received through the successful operations of our business. Currently our primary sources of capital have been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders. Subsequent to September 30, 2004, through November 4, 2004, this principal stockholder has advanced approximately $400,000 to the Company.

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

        As discussed above, our plans for growth and expansion will involve the need for additional capital. As a result, we may have to rely heavily upon the issuance of debt or equity securities in order to continue to grow our business as well as to fund the negative cash flow we have experienced to date and may experience in the future as a result of these activities. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, we may encounter liquidity difficulties. No assurance can be given that we will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on acceptable terms.

Off-Balance Sheet Arrangements

        One of our subsidiaries, Vistula, has agreed to unconditionally guarantee the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder which is described in more detail under the heading "Liquidity and Capital Resources." Vistula has agreed to provide this guaranty since it is anticipated that the stockholder will advance drawings under the credit facility to Vistula or its affiliates or that letters of credit will be issued under the facility in favor of vendors to Vistula or its affiliates to secure obligations of those entities to their vendors. In light of the circumstances surrounding the guaranty, including the fact that the obligations of the stockholder under the credit facility are secured by significant assets in which the stockholder has a beneficial interest, we believe that the potential liability and obligations of Vistula under this guaranty are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

        During the three month period ended September 30, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 5. Other Information.

Entry into a Material Definitive Agreement.

        On August 11, 2004, we entered into a distribution and marketing agreement with NetYantra pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to us by NetYantra, we are required to:

  •
  pay NetYantra the amount of $150,000 (the "Initial Payment") in one or more payments within 30 days of signing of the agreement and the amount of $250,000 on the day immediately following the first anniversary of the signing of the agreement;

  •
  pay NetYantra fifty percent of certain net revenues that we derive from distribution of the V-Cube™ platform.

        In addition, in the event that our common stock is quoted or traded on a stock market on or before the first anniversary of the agreement, we must also issue to NetYantra shares of our common stock having a market value of $1,000,000 based on the opening price of our common stock on the first day of trading (or, at our option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares).

        During the three months ended September 30, 2004, the Company paid NetYantra $50,000 towards the required Initial Payment under the agreement. On September 9, 2004, NetYantra agreed to extend the date by which the Company was required to pay the remainder of the Initial Payment until October 15, 2004. In consideration for this extension, the Company agreed to pay to NetYantra an additional payment of $25,000 and to issue to NetYantra 50,000 shares of the Company's common stock, valued at $.45 per share, the fair value of the Company's common stock on that date. The additional payment of cash and stock is not creditable towards future royalties and was expensed. The remaining portion of the Initial Payment and the additional payment of $25,000 were paid on behalf of the Company by one of its stockholders on October 8, 2004 and will be recorded as a contribution to capital in the fourth quarter of 2004. The Company issued the 50,000 shares to NetYantra on October 1, 2004.

        The agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to VCS under the agreement after a period of two years for any reason.

Issuance of Convertible Promissory Notes

        On July 2, 2004, we entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No.2, the sole beneficiary of which is our chairman, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, we issued and sold to Mr. Galliers-Pratt's pension plan a convertible promissory note in the principal amount of $125,000 on July 12, 2004 and we issued and sold to the pension plan a convertible promissory note in the principal amount of $50,000 on August 11, 2004. Both convertible promissory notes have a one-year term, accrue interest at the rate of 7% per annum and are convertible into shares of our common stock at the price of $1.50 per share. The proceeds from the issuance and sale of the convertible promissory notes were used by us for general working capital purposes.

Amendment to Certificate of Incorporation.

        On July 21, 2004, we filed an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 40,000,000 shares to 100,000,000 shares and to authorize 10,000,000 shares of our undesignated preferred stock. Pursuant to Section 228 of the General Corporation Law of the State of Delaware, we obtained the written consent of our stockholders to the amendment following approval by our board of directors on June 30, 2004.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits.

Exhibit Number	Exhibit Description
2.1(1)	Asset Purchase Agreement, dated as of January 5, 2004, by and between VCS, Inc. and MRS Partners LLC.
2.2(1)	Amendment and Indemnification Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., MRS Partners LLC and Manuel Vierra, Pepper Snyder, Steven Ziswasser, Seymour Ziswasser, and Kirk Rossman.
3.1(1)	Certificate of Incorporation filed with the Delaware Secretary of State on September 22, 2003.
3.2(1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 2004.
3.3(1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 4, 2004.
3.4(1)	Bylaws adopted on September 22, 2003.
3.5(1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 21, 2004.
10.1(1)	Vistula Communications Services, Inc. 2004 Stock Incentive Plan.
10.2(1)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Mark Scully.
10.3(1)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Eric Pomeroy.
10.4(1)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Edward DeMent.
10.5(1)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Mark Scully.
10.6(1)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Edward DeMent.
10.7(1)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Eric Pomeroy.
10.8(1)	Reciprocal International Carrier Service Agreement, dated as of April 15, 2004, by and between Vistula Limited and KDDI America, Inc.
10.9(1)	Distribution and Marketing Agreement, dated as of August 11, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.
10.10(1)	Amended and Restated Note Subscription Agreement, dated as of August 11, 2004, by and between J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt and Vistula Communications Services, Inc.

10.11(1)	Convertible Promissory Note, dated as of July 12, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $125,000.
10.12(1)	Convertible Promissory Note, dated as of August 11, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $50,000.
10.13*	Letter Agreement, dated September 9, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.
31.1*	Certification by Christopher S. Burke pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
31.2*	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
32.1*	Certification by Christopher S. Burke pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
32.2*	Certification by George R. Vaughn pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.

*
Filed herewith.

(1)
Incorporated herein by reference from the Registrant's Registration Statement on Form 10-SB, as amended (File No. 000-50758).

(b) Reports on Form 8-K.

        On September 8, 2004, we filed a current report on Form 8-K regarding the election of Christopher S. Burke as a director and Deputy Chairman of our board of directors and the appointment of Mr. Burke as our President and Chief Executive Officer, in each case effective as of September 1, 2004.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vistula Communications Services, Inc.
Date: November 19, 2004	By:	/s/ CHRISTOPHER S. BURKE Christopher S. Burke Chief Executive Officer and President