Form 10QSB/A
period 2004-06-30
VISTULA COMMUNICATIONS SERVICES INC
filed 2004-11-22
CIK 1288518

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,698	$88,644
Accounts receivable	595,911	244,213
Prepaid expenses and other current assets	165,396	170,012

Total current assets	816,005	502,869

Property and equipment, net	2,012,733	149,940

	$2,828,738	$652,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$814,195	$668,419
Accrued expenses	882,920	113,317
Due to stockholder	38,541	64,602
Capital lease obligation	1,913,501	—

Total current liabilities	3,649,157	846,338

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,404,406 and 23,885,000 and issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	24,404	23,885
Additional paid-in capital	1,834,000	398,276
Deferred compensation	(638,500)	—
Accumulated deficit	(2,028,049)	(599,721)
Cumulative translation adjustment	(12,274)	(15,969)

Total stockholders' deficit	(820,419)	(193,529)

	$2,828,738	$652,809

See accompanying notes to unaudited consolidated financial statements

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations

for the Three and Six Months ended June 30, 2004 and June 30, 2003

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2004	2003	2004	2003
Net revenues	$829,382	$357,324	$1,816,008	$503,252
Cost of revenues	748,841	351,752	1,705,002	475,286

Gross profit	80,541	5,572	111,006	27,966
General and administrative expenses	1,072,901	88,051	1,481,677	139,712

Loss from operations	(992,000)	(82,479)	(1,370,671)	(111,746)
Interest and other income (expense)	(28,833)	379	(57,656)	378

Net loss	$(1,020,833)	$(82,100)	$(1,428,327)	$(111,368)

Weighted-average basic shares outstanding	24,173,471	23,404,011	24,029,236	12,761,133

Net loss per common share	$(0.04)	$(0.00)	$(0.06)	$(0.01)

See accompanying notes to unaudited consolidated financial statements

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows

for the Six Months ended June 30, 2004 and June 30, 2003

	Six Months Ended June 30,
	2004 (unaudited)	2003 (unaudited)
Cash flows from operating activities:
Net loss	(1,428,327)	(111,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,570	5,812
Services contributed by shareholders	55,000	55,000
Company expenses paid by stockholder	155,405	—
Company expenses paid by stockholder recorded as due to stockholder	—	141,087
Services paid for by issuance of common stock	188,733	—
Non cash compensation expense	394,000	617
Non cash interest expense	57,666	—
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(351,698)	(80,094)
Prepaid expenses and other current assets	4,617	(58,348)
Increase in:
Accounts payable	145,776	92,708
Accrued expenses	769,603	94,554

Net cash used in operating activities	11,345	139,968

Cash flows from investing activities:
Disposals of property and equipment	43,300	—
Purchases of property and equipment	(68,458)	(118,211)

Net cash used in investing activities	(25,158)	(118,211)

Cash flows from financing activities:
Payments or due to shareholder	(26,061)	—
Proceeds from issuance of common stock	5,000	166

Net cash provided by financing activities	(21,061)	166

Effect of exchange rates on cash	928	(438)
Net increase in cash and cash equivalents	(33,946)	21,485
Cash and cash equivalents, beginning of period	88,644	6,106

Cash and cash equivalents, end of period	$54,698	$27,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Equipment acquired pursuant to capital lease obligation	$1,855,835	$—

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

	6/30/04	6/30/03
Net Loss: As Reported	$(1,428,327)	$(111,368)
Stock compensation expense included in net loss	354,000	—
Stock compensation expense determined using fair value method for all awards	(437,626)	—

Pro Forma	$(1,511,953)	$(111,368)

Loss Per Share (Basic): as reported	$(0.06)	$(0.01)
Pro Forma	$(0.06)	$(0.01)
Loss Per Share (Diluted): as reported	$(0.06)	$(0.01)
Pro Forma	$(0.09)	$(0.01)

        In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service.

(3) Property and Equipment

        Property and equipment as of June 30, 2003 and December 31, 2003, consisted of the following:

	June 30	December 31
Telecommunications equipment	$2,057,186	$172,781
Less-accumulated depreciation	44,453	22,841

	$2,012,733	$149,940

        Depreciation expense was $22,841 and $0 for the year ended December 31, 2003 and 2002, respectively. Depreciation expense was $20,570 and $5,811 for the year ended June 30, 2004 and 2003, respectively.

(4) Income Taxes

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

(5) Balance Sheet Detail

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

(6) Comprehensive Income (Loss)

        For the three- and six-months ended June 30, 2004 and 2003, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments. Comprehensive loss was $(1,046,021) and $(20,867) for the three months ended June 30, 2004 and 2003, respectively and $(1,500,601) and $(50,124), for the six-months ended June 30, 2004 and 2003, respectively.

(7) Net Loss Per Share

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

(8) Stock Incentive Plan

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

        Options totaling 2,825,000 shares have been granted under the Stock Incentive Plan, none of which have been exercised at June 30, 2004. The Company has reflected pre-tax charges to earnings in the three-month period ended June 30, 2004 and 2003 of $354,000 and $0, respectively, for the compensation value of the options granted. At June 30, 2004, an additional $638,500 of deferred compensation remain on the accompanying balance sheet, such amount will be amortized over future periods as the underlying stock options vest.

(9) Employment Agreements

        In January, 2004, the Company entered into employment and non-competition agreements with three key individuals. The agreements were amended and restated in May, 2004. These agreements have initial terms that begin on January 1, 2004 and end between March 2005 and June 2005 and may be renewed for successive annual terms if both the Company and the employee agree in writing. The agreements provide for annual salaries totaling $300,000, as well as bonuses totaling $285,000 if certain Company performance goals are achieved as defined in the agreement. As of June 30, 2004 no bonuses have been accrued as such goals have not been met. If the Company elects to terminate the employees without cause, the employees are entitled to receive severance payments equal to six months of their salaries. The Company accrued $60,000 pursuant to these agreements for the period ended June 30, 2004. Two of the employees resigned as of June 30, 2004. Based on new severance agreements with these employees, the Company has recorded an aggregate compensation charge of approximately $42,000 upon termination.

(10) Related Party Transactions

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

(11) Investment Banking Agreement

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

(12) Asset Purchase

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

(13) Commitments and Contingencies

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

        The credit facility is secured by certain property in which the Chairman has a beneficial interest. The credit facility is guaranteed by the Company's wholly owned subsidiary, Vistula Limited. The lender under the credit facility requested that Vistula Limited provide the guarantee as a condition to providing the facility since it was anticipated that a portion of the drawings under the facility would be advanced to, or used to pay expenses of, Vistula Limited. Vistula shall be required to perform its obligations under the guarantee in the event that the Chairman fails to pay to the lender any amounts payable under the credit facility when due under the facility. The maximum amount of future payments the guarantor could be required to make under the guarantee is $3,000,000, plus interest, fees, costs and expenses payable to the lender under the credit facility. The guarantee shall continue in effect until all of the obligations and liabilities of the Chairman under the credit facility have been paid or satisfied in full. The Company has no recourse provisions that would enable them to recover monies from third parties with respect to amounts it is required to pay under the guarantee. The Company does not have any collateral it could obtain to recover amounts paid under the guarantee. The facility was initiated in February 2003 and is payable on demand. Interest will accrue at the bank's base rate plus 2% for the first $250,000 of borrowings and the bank's base rate plus 5% on all additional borrowings. The balance outstanding under the credit facility on August 27, 2004 was $2,727,000. The Company evaluated the fair value of the guarantee in accordance with Financial Accounting Standards Board Interpretation Number 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability has been recorded.

(14) Subsequent Events

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

        Cost of revenues increased to $748,841, an 8% decrease as a percent of revenues for the three-month period ended June 30, 2004, as compared to the same period in fiscal 2003. The increase in the total cost of revenues for the period reflects higher costs associated with our growing business including the purchase of additional minutes from our suppliers that we subsequently sell to our customers. Gross margins increased to 9.7% during the period from 1.6% for the similar period a year ago. We experienced higher gross profit margins for the quarter as we began to modify the pricing for our services to prices that are closer to industry averages for equivalent services. We anticipate that future gross profit margins should approximate 8% in accordance with industry standards and norms. During the three months ended June 30, 2004, we added interconnect agreements with the following international carriers: BMT America, Bon.net, IP4L, Ontus, Terraglobe, TotalX, United Access Communications, Wideworld Communications.

        Cost of revenues decreased .5%, as a percent of revenues, for the six-month period ended June 30, 2004, as compared to the same period in fiscal 2003. The increase in the total cost of revenues for the period reflects higher costs associated with our growing business including the purchase of additional minutes from our suppliers that we subsequently sell to our customers. For the six-month period ended June 30, 2004, our gross profit margin increased to 6.1% as compared to 5.6% for the same period in the year ended December 31, 2003. We believe we can maintain a gross profit margin in excess of 8% while concentrating on our revenue growth.

        General and administrative costs increased by 1118% to $1,072,901 for the three-month period ended June 30, 2004, as compared to the same period in fiscal 2003. General and administrative costs increased by 961% to $1,481,677 for the six-month period ended June 30, 2004, as compared to the same period in fiscal 2003. During the six month period ended June 30, 2004, we incurred approximately $871,000 in non-cash expenses. These include among others $354,000 from the expensing of employee stock options granted under our Stock Incentive Plan that have been granted and vested during the period under our Stock Incentive Plan, and $188,733 in non-cash expenses for the granting of restricted shares of common stock for financial advisory services provided by an investment-banking firm. In addition, we incurred $155,405 in legal and accounting expenses that is directly related to the acquisition and integration of Vistula and Cardlink into VCS in addition to the substantial expense we have incurred in fiscal 2004 in the form of legal, accounting and financial advisory services that can be directly associated with our registration of our equity securities under the Securities Exchange Act. On May 12, 2004, we filed a registration statement on Form 10-SB with the Securities and Exchange Commission. On July 12, 2004, our registration statement on Form 10-SB became effective. We continue to focus our efforts on reducing the monthly amount of cash consumed by current operations while still investing to grow our business.

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

        On August 11, 2004, we entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, "NetYantra") pursuant to which NetYantra grants to VCS the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to us by NetYantra, we will be required in the future to, among other things:

  •
  pay NetYantra the amount of $150,000 in one or more payments within 30 days of signing of the agreement;

  •
  pay NetYantra the amount of $250,000 on the day immediately following the first anniversary of the signing of the distribution and marketing agreement; and

  •
  pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

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

        We expect to pay the required payments under the NetYantra agreement, including the $1,000,000 payment (in the event we are required to issue shares of our common stock having a market value of $1,000,000 to NetYantra and we elect to make this payment instead of issuing these shares), from revenues derived from the V-Cube™ platform, from future advances provided by one of our stockholders as described more fully below and/or from the proceeds from one or more private placements of our equity or debt securities.

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

Date: November 22, 2004	/s/ GEORGE R. VAUGHN George R. Vaughn Chief Financial Officer, Treasurer and Secretary

QuickLinks

PART I. FINANCIAL INFORMATION
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