Form 10KSB
period 2004-12-31
VISTULA COMMUNICATIONS SERVICES INC
filed 2005-03-31
CIK 1288518

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50758

VISTULA COMMUNICATIONS SERVICES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0734966 (I.R.S. Employer Identification No.)

Suite 801, 405 Park Avenue
New York, New York 10022
(Address of principal executive offices and zip code)

Issuer's telephone number: (212) 317-8900

with a copy of all communications and correspondence to:

Paul Bork, Esq.
Foley Hoag LLP
155 Seaport Boulevard
Boston, Massachusetts 02210
(617) 832-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class None	Name of each exchange on which registered Not Applicable

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The issuer's revenues for its most recent fiscal year were $2,335,408.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        As of March 28, 2005, there were 25,179,406 shares of the issuer's common stock outstanding.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-KSB

This annual report on Form 10-KSB contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

This Annual Report on Form 10-KSB contains trademarks and service marks of Vistula Communications Services, Inc. and its subsidiaries. Unless otherwise provided in this Annual Report on Form 10-KSB, trademarks identified by ™ are trademarks of Vistula Communications Services, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

        Vistula Communications Services, Inc. ("VCS," the "Company," "we," or "us") was incorporated on September 22, 2003 under the laws of the State of Delaware. On March 2, 2004, VCS acquired all of the issued and outstanding ordinary shares of Cardlink Services Limited, a company incorporated under the laws of Scotland ("Cardlink") and all of the issued and outstanding ordinary shares of Vistula Limited, a company incorporated under the laws of England and Wales ("Vistula"). VCS issued an aggregate of 23,885,000 shares of common stock to the former shareholders of Vistula and Cardlink in exchange for all of the shares of Cardlink and Vistula. VCS was originally incorporated under the name VCS, Inc. VCS changed its name to Vistula Communications Services, Inc. on March 4, 2004.

        Cardlink was incorporated in February 1996 and was acquired by Mr. Rupert Galliers-Pratt, the chairman of our board of directors and our chief executive officer and president, and members of his family in April, 2003 from Metromedia International Group Inc. (OTCBB: MMG). From the time of its acquisition by Mr. Galliers-Pratt through the date of the share exchange with VCS, and following completion of the share exchange with VCS through the date of filing of this Form 10-KSB, Cardlink has been inactive.

        Vistula was incorporated and commenced operations in August 2002. Since its incorporation in August 2002 through to the completion of the exchange of Vistula shares for shares in VCS, Vistula was owned entirely by an entity controlled by Mr. Galliers-Pratt and his immediate family.

        On February 4, 2004, VCS incorporated a subsidiary, Vistula USA, Inc. ("Vistula USA"), under the laws of the State of Delaware. Vistula USA provides the U.S.-based telecommunications switching services which were previously provided by Vistula.

        On March 15, 2005, we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners LLC ("MRS") for $500,000 in cash, 725,000 shares of our common stock and a promissory note in the principal amount of $1,170,000 under the terms of our Asset Purchase Agreement with MRS dated January 4, 2004, as amended. Prior to completion of this purchase we had been leasing this equipment from MRS.

        Neither VCS nor any of its subsidiaries have been involved in any bankruptcy or bankruptcy proceeding.

        Our principal executive offices are located at Suite 801, 405 Park Avenue, New York, New York 10022 and our telephone number and fax number at that office are (212) 317-8900 and (212) 832-7563, respectively. We have offices in New York, London, England and Sandton, South Africa. Our principal Internet address is www.vistula.com.

Business of the Issuer

        We are a provider of value-added services and software to Tier 1 and Tier 2 telecommunications carriers and transit network operators throughout the world. We currently have three principal subsidiaries: Vistula, Vistula USA and Cardlink, which is inactive.

        During the coming year we also expect to provide state-of-the-art software and high margin services to telecommunications carriers, services providers and network operators throughout the world. We believe that our operating subsidiaries will occupy strong positions within the telecommunications market.

        We have an experienced management team. Our executive officers have worked in the telecommunications industry for the past 15 years and have occupied senior executive positions in a number of international carriers throughout the world.

Vistula and Vistula USA

        Overview.    Vistula and Vistula USA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and providers of Internet-enabled voice services to telecommunication carriers, service providers and transit network operators throughout the world. Vistula and Vistula USA are collectively referred to in this annual report as the "Vistula Companies," and sometimes individually as a "Vistula Company."

        We believe that, in the next year, the Vistula Companies' core product offering will be V-Cube™, a uniquely featured Internet Protocol-P-B-X, or "IP-PBX," that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Utilizing the V-Cube™ platform, Vistula offers a tailored software platform developed by NetYantra that enables carriers, service providers and transit network operators to rapidly roll out a flexible range of managed Voice over Internet Protocol, or "VoIP," based product and service offerings to their customers.

        The Vistula Companies also have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers. We believe that the Vistula Companies are well positioned to take advantage of the disruption and uncertainty in the wholesale telecommunications sector over the past five years, which resulted in the collapse of a significant number of competitive wholesale service providers. We believe that profit margins have improved, providing significant opportunities for well managed and well financed wholesale carriers. Each of the Vistula Companies owns all of its fixed equipment outright.

        Background—Voice over Internet Protocol or "VoIP" Services.    Whenever a telecommunications carrier wants to pass or exchange telephone traffic with another carrier, both carriers have to interconnect their switches or networks. This has always been achieved either through a cable/fiber connection or through a satellite link up. This connection can be very expensive with cost based on distance, size of connection (how many simultaneous calls it can carry) and the available infrastructure at each end of the link. Additionally, circuits can take a long time (weeks) to be provisioned, often require long term commitments (12 months or more) and are specific to each carrier hook-up.

        Voice over Internet Protocol, or "VoIP", enables the transmission of voice packets over the Internet. Basically, VoIP digitizes voice into data packets, transmits them over the Internet and reconverts them into voice at the call destination. VoIP technology enables carriers to hook into their local Internet gateway, provide each other with their Internet address and then treat this link as if it was a traditional permanent cable/fiber or satellite circuit switched connection. This not only costs the interconnecting carriers much less on a call by call basis, but a single link into the Internet can be used to connect to any number of different and changing carrier partners. This reduces the cost to each carrier, reduces the risk associated with a minimum commitment to a particular circuit or fixed link, and increases the flexibility when interconnecting with customers and suppliers as a single link into the Internet can be used to connect any number of customers or suppliers.

        Although VoIP technology has been available since the mid 1990s, it has been only recently that this technology and the Internet have evolved to provide cost-effective and acceptable call quality and reliability, and interoperability with the signaling infrastructure of the existing circuit switched network. Following these advances in technology and the resulting improvement in call quality, the recent emergence of VoIP has been rapid. For example, TeleGeography, a leading telecommunications advisory and research company, estimates that the use of VoIP for the routing of international calls grew from 10 million minutes of international telephony traffic, or "MiTT," in 1997 to almost 22 billion

MiTT in 2003. Based on TeleGeography's estimates, international VoIP traffic represented approximately 11% of the estimated total international traffic of 198.3 billion MiTT in 2003.

        As a result of the cost and capacity efficiencies of VoIP and increasing user acceptance of the technology, more and more niche route suppliers will be available only through a VoIP connection. We believe, supported by current experience, industry trends and recent advances in switching technology, that VoIP will become the predominant mechanism for carrier to carrier interconnects.

        Background—International Wholesale Telecommunications.    Prior to any form of liberalization, international telecommunications were provided by governmental agencies and regulated through the International Telecommunications Union or "ITU." The ITU established bilateral agreements between countries for the termination of telephony traffic. These agreements contained three guiding mechanisms:

  •
  The accounting rate established for particular routes;

  •
  The joint provision of direct telecommunication routes (half circuits); and

  •
  Switched transit for the delivery of traffic where no direct route existed.

        Each telecommunications operator operated a half circuit network; calls passed from the originating operator to the terminating operator at a hypothetical mid-point. End-to-end call completion thus involved two operators. To compensate the terminating operator for use of their half circuit international network and domestic facilities or arrangements, the originating operator paid the terminating operator a fee. This settlement rate was usually (but not always) half of the "accounting rate" established for a particular route. Payment was only made for the net balance of traffic between any two points.

        Operators were licensed to provide third country or overflow services and operate switched transit services for many years. Their commercial arrangements were governed by ITU regulations and recommendations. Actual payment methods varied but were related to the accounting rate from the originating country to the receiving country.

        Governments addressed retail telecommunications as a state activity with an economic approach based upon the formulation: current year revenue = last year's revenue + inflation + increases in cost base. As such, the cost of the "correspondent trading system" remained opaque.

        Beneath the correspondent trading system layer of the value chain was the physical infrastructure layer, upon which calls were routed. This was owned and operated by a consortium of operators who were users of the infrastructure. For consortia investors, the investment provided a guaranteed return, as all operational costs were recovered from the operators who had leased capacity. These leases were known as indefeasible rights of usage or "IRU." The right to own IRU was regulated by the government within each geographic region. This infrastructure had a rising cost base over time and was effective in reducing the capital investment requirements of the operators for the provision of service. Additionally, operators sub-let capacity to each other to enable direct routes on a "cost plus" basis, as opposed to full commercial value. This was known as "leased transit."

        The 1980s and early 1990s were characterized by two major changes to the system of international telecommunications. The first change was the introduction of multiple common carriers in some countries. Where there are multiple operators on a route, such as between the United States and the United Kingdom, a system of proportionate returns was put in to place. Proportionate returns allow a distant end operator to send return traffic in proportion to the traffic that it receives. Thus if X has 80% market share on a route (with Y having the 20% balance) then X can expect to receive 80% of incoming traffic from distant end operators. This system gave an incentive to each market player to maximize outgoing market share in order to maximize profitable return traffic, due to the high value of above cost accounting rates.

        Additionally, telecommunications regulators introduced the concept of "parallel accounting." Parallel accounting ensures that all international operators have access to the same accounting rate in place on a particular route and prevents the operators from being discriminately charged by the far end operator. However, the introduction of proportionate returns and parallel accounting also created a distortion in the international market that enabled the operators with low international route market shares to offer lower rates than the dominant operator. The ability of these operators to offer lower rates created a competitive market for domestic international traffic coming from operators without international licenses who were looking for international call termination. This put pressure upon the operators with the highest market share to decrease the accounting rates in order to minimize the competitive advantage of the new entrants to the market for the international voice traffic owned by licensed operators that were without international termination capability.

        The second key development in international telecommunications was the introduction of resellers. Resellers are allowed to take the retail international private leased circuits of a country's common carrier and resell the capacity to end users on a per minute basis. This was initially only available for closed user groups with a connection to the public switched telephone network, or "PSTN", at one end. This was termed "on to off." The reseller capability was enhanced with the introduction of international simple resale, or "ISR", which allowed resellers to attract all end-users with an "off to off" service equivalent to that offered by the common carrier.

        The result of such international liberalization was to create a new market, the "refile market," for international voice calls that required termination through the global network and now had the option of several international network operators. This created international price competition between international network operators to enhance their outgoing route share and increase the level of their proportionate returns. The size of the refile market grew considerably with the introduction of the callback mechanism through which the origination of a call was reversed. This business was predominately centered in the United States. This dominance caused the radical growth of U.S. outgoing volumes and a further worsening of the imbalance of U.S.-based traffic, thus increasing the level of payments made by the United States to the rest of the world. This led to governmental pressure upon countries to force the industry to reduce their accounting rates with the United States and thus minimize these out-payments.

        A new business had been created that was not linked to the retail user and was directly related to the cost of call termination. This has increased the pressure for the reduction of accounting rates with competing international operators attempting to create a market advantage through having the lowest accounting rates. This has fundamentally changed the culture that surrounded the correspondent trading system from one of collaboration to confrontation. At the end of this phase, the value chain has become more complex, with many competitors at the retail level and the competition between the network operators to terminate the retail traffic increasing.

        This model has been rapidly and radically evolving in the last decade. These changes have been driven by:

  •
  Removal of regulatory constraints;

  •
  Continued liberalization of traditionally high value countries and regions (including India, Sri Lanka, Malta and Eastern Europe) reducing termination prices and reducing margins. (The United States, which remains in heavy deficit on the telecommunications current account, continues to press aggressively for the reduction of termination rates in all destinations through institutions such as the U.S. Federal Communications Commission, the World Bank, the World Trade Organization and the ITU-Telecommunication Standardization Bureau);

  •
  Price commoditization in all layers of the value chain, from retail to infrastructure, due to the level and durability of competition;

  •
  Availability of low cost bandwidth in and between liberalized markets;

  •
  Cost based interconnect in liberalized markets;

  •
  New technologies continue to reduce the cost of market entry for wholesale operators into newly liberalizing markets. For example, in 1999, typical bandwidth costs for an STM1 fiber-optic connection from London to New York were $10 million. In 2004, that same service could be acquired for approximately $200,000; and

  •
  The need for major carriers to manage the financial risks of interconnection in a market that is rapidly rationalizing.

        We believe that these factors have had, and will continue to have, the following effects on the international voice wholesale market:

  •
  Major global carriers will reduce the number of interconnects they will support upon declining margins in order to manage financial risk and to reduce their cost of sales;

  •
  Aggregators (such as the Vistula Companies) will emerge to take on the financial risks and management costs of interconnecting with niche wholesale voice operators at a considerable price premium to the major network operators for the liberalized markets; and

  •
  Market participants will realize that volume growth will not deliver revenue growth as the developing world markets liberalize and prices fall.

        International telephony traffic continues to grow. According to TelcoResource, a telecommunications advisory and research company, in 1996, the volume of international minutes carried over the public networks was approximately 80 billion MiTT, having a value of $34 billion in the wholesale market. TelcoResource estimates that the volume of MiTT carried over public networks in 2002 was 178.7 billion MiTT, which would have had a value of $9 billion if the traffic had been solely terminated on fixed line networks. According to TeleGeography, a leading telecommunications advisory and research company, the emergence of international traffic terminated on mobile networks increased the wholesale value of total international traffic in 2002 to $11.7 billion. TeleGeography further estimates that the volume of international traffic terminating on mobile networks grew to 30% of total international call volume in 2003 from 26% in 2002.

        The increase in the value of the wholesale market due to the emergence of significant traffic terminating on mobile networks has resulted from the higher termination charges charged by mobile operators, especially in Europe. According to TelcoResource, the mobile premium is illustrated in the UK where the termination charge on fixed networks at the end of 2004 was $0.0105 per MiTT, compared to the UK wholesale termination charge on mobile networks of $0.1326 per MiTT.

        According to TelcoResource estimates of the costs of wholesale traffic to fixed network destinations in 2004, wholesale termination prices on fixed networks remain robust outside of Europe and North America (where the average termination prices were approximately $0.0105 per MiTT and $0.0098 per MiTT in 2004, respectively), with average termination prices in eastern Europe ranging from $0.076 per MiTT in Romania to $0.034 per MiTT in Russia; in Africa ranging from $0.4248 per MiTT for Guinea Bissau to $0.044 per MiTT for South Africa; in the Asia Pacific Region ranging from $0.1734 per MiTT in Vietnam to $0.015 MiTT in New Zealand; and in Latin America from $0.17 per MiTT in Suriname to $0.018 per MiTT in Argentina.

        The V-Cube™ IP-PBX Platform.    The Vistula Companies' core product, V-Cube™, is a uniquely featured IP-PBX platform that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Utilizing the V-Cube™ platform, Vistula offers a tailored software set that enables telecommunications carriers, service providers and transit network operators to rapidly roll out a flexible range of managed VoIP-based product and service offerings to their customers.

        Using the V-Cube™ IP-PBX platform, telecommunication carriers will be able to offer VoIP and other value added services to their broadband, service provider and Tier 1 customers. The V-Cube™ platform incorporates a real-time prepaid and post-paid billing engine enabling carriers to offer wholesale, retail, channel and pre-paid billing options.

        The V-Cube™ IP-PBX also supports multi-domain capability where each customer will get a unique domain with optional web based administrative control over their domain. The platform will enable individual users within an organization to get web access (or phone short cuts) to manage network calling features such as voice mail, call forwarding, and call conferencing. V-Cube™ also supports voice recording and archiving of conversations and provides call detail records which will assist financial services organizations in complying with regulatory record keeping and audit requirements.

        The V-Cube™ platform will enable service providers (including carriers offering VoIP and enhanced communication services bundled with core network technologies to their service provider customers) to provide the following services to their respective customer bases:

  •
  Wholesale and retail voice minutes, national and international VoIP, PSTN termination through standards-based gateways or partner service providers allowing for the exchange of VoIP minutes;

  •
  Optional integration with existing customer PBX for VoIP-enabling PBX extensions;

  •
  Prepaid and post-paid calling;

  •
  Voice mail and voice mail email services;

  •
  Conferencing services including conference bridge and scheduled conference applications; and

  •
  Automatic call distribution, interactive voice response services, and dialer services (including an extensive set of features and reporting capabilities to support customer care centers).

Advantages of V-Cube™

        We believe that the V-Cube™ IP-PBX has the following advantages over similar IP-PBX offerings:

  •
  The V-Cube™ is the most comprehensive solution available in the market today.  The V-Cube platform supports an extensive set of features and services including voice, video, SMS, fax, instant messaging, presence management, email, interactive voice response, conferencing, and unified communications with real time prepaid and post-paid billing.

  •
  The V-Cube™ is the only IP-PBX offering 3 dimensional scalability.  The V-Cube™ is the telecommunications industry's first 5 GL (5th generation language) telecommunications platform. Its unique building block structure provides carriers and service providers with the ability to instantly create new services and features to enable to respond to changing customer requirements (including number of users) and market demands.

  •
  The V-Cube™ platform enables multi-tiered network administration and customization.  The V-Cube platform enables faster delivery of personalized services. It allows customers to have multi-level administrative access for managing their internal extensions, users and services and end users to personalize and manage their individual accounts (for example, by logging in to view CDRs, personalize call features and to review call flows).

  •
  The V-Cube™ IP-PBX does not require proprietary hardware.  The V-Cube™ platform does not rely upon any proprietary hardware and easily integrates with and supports third party databases and standards-based devices and legacy network equipment.

  •
  The V-Cube™ provides a multi-tiered voice failover mechanism at process, server and cluster levels.  In the event of a hardware or network failure, a conference automatically switches over without the participants getting dropped. The V-Cube™ platform enables high network availability and fault tolerance through hot swappable cluster configurations, media proxies and remote office sustainability components.

        The Vistula Companies' Wholesale Telecommunications Services.    The Vistula Companies are independent suppliers of selective wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers around the world. The Vistula Companies currently provide direct and partner direct voice routes to some of the world's leading telecommunications carriers. In addition to these existing services, the Vistula Companies intend to provide dedicated IP transport, bandwidth and co-location services to these carriers. In particular, the Vistula Companies currently provide, or intend to provide, the services described below.

International Voice Services (including VoIP Services):

        The Vistula Companies work in partnership with telecommunications companies worldwide to deliver voice traffic reliably and cost-effectively on simple trade terms and via direct correspondent relationships. The Vistula Companies currently offer constant and committed capacity across all networks, with carrier-grade quality transport on both switched-circuit minutes and VoIP on selected routes. All direct correspondent routes are backed up by target answer seizure ratios, or "ASR's," at carrier-grade level or above, and the connection flexibility of the Vistula Companies means the carriers have a choice of landing traffic either in the United States or the United Kingdom.

        The Vistula Companies' international voice services are designed to meet the most challenging needs for capacity. This allows customers to enhance voice margins through high-quality, low priced service without having to commit to investment in infrastructure at the network level. The Vistula Companies offer a high quality of service, project management from installation through to completion, and customer support services available 24 hours a day, seven days a week, from Vistula's London-based network operations center to its international voice services customers. The Vistula Companies also offer a range of billing and payment options, and flexible contract terms to suit its customers' business roll-out plans.

        We recently purchased two Sonus Networks ("Sonus") VoIP switches, each of which is capable of running tens of thousands of simultaneous voice calls and hundreds of million of minutes of traffic per month. Utilizing this equipment, Vistula USA is therefore not only able to link rapidly and at volume to suppliers and customers, but it will offer its own VoIP capability to carriers and network operators who do not have such capability themselves.

        Each Sonus VoIP switch consists of two cascaded nodes. Each node has a fully redundant hardware structure which means that the nodes can be separated and appear as individual discrete switches. If Vistula USA chooses, it can relocate one of the nodes to an alternate U.S. or U.K. location. The two combined switches are each populated with 27 VoIP DS3 43 megabit per second circuits. Each DS3 contains 21 E1 2 megabit per second circuits. Each E1 circuit can accommodate 30 simultaneous voice calls. The traffic capacity of a switch is easily increased by adding further nodes to the switch.

        Vistula USA has linked Vistula's existing billing engine to the Sonus VoIP switches such that it is able to maintain its present effective billing service. Call data records, or "CDRs", are automatically drawn from the switches. Vistula USA can produce and accept bills on any basis and at any frequency. For example, each call may be billed on a minute, 30 second or one second minimum with incremental six or one second units. Vistula USA may send bills out on a daily, weekly, bi-monthly or monthly basis. The billing system also allows for call quality statistics to be easily produced.

        Features of the Vistula Companies' wholesale international telecommunications services include:

  •
  Switched international minutes;

  •
  Carrier-grade quality, and quantity, VoIP service on selective routes;

  •
  Direct routes focusing on emerging markets and high value per minute destinations;

  •
  Multiple Tier 1 and Tier 2 carrier interconnects;

  •
  "24/7" customer service and network management guarantees from the U.K.-based Vistula network operations center;

  •
  Competitive pricing and flexible contract options; and

  •
  In-country intelligent network services, or "INS", including prepaid and post-paid calling card platforms.

Co-Location Services:

        The Vistula Companies also intend to provide operational accommodation, technical expertise and management services for servers, routers, switches and transmission equipment to ISPs, content owners, telecommunications operators, corporate data center providers and other bandwidth-intensive service providers. The Vistula Companies will offer a range of co-location services, from basic, unmanaged rack spaces through to fully outsourced, dedicated suites, all in a secure communications environment. The Vistula Companies' facilities will include:

  •
  Configurable Racks: available in 19-inch racks on a single and multiple basis, affording smaller customers the maximum flexibility for their equipment;

  •
  Cages: secure, freely configurable space for customers with larger equipment housing requirements in cages of multiples of 25 square meters; and

  •
  Suites: the largest space available to house major switching and transmission infrastructure in a secure, dedicated room.

        The Vistula Companies will also offer ancillary services including maintenance, project management, third party service coordination, space preparation and installation at competitive rates and with a quality of service guarantee. Service providers will be able to take advantage of these co-location facilities, and connect to the Vistula Companies' global backbone network across Europe, North America and Asia. As a vendor-independent supplier, each of the Vistula Companies will be able to procure and manage co-location facilities for customers anywhere in the world. These ancillary services will include:

  •
  "24/7" access and monitoring;

  •
  Uninterrupted power supply;

  •
  AC and DC power options;

  •
  Full air-conditioning and climate control;

  •
  Raised floors, cable trays and storage facilities;

  •
  Office facilities and parking/loading areas;

  •
  Security and surveillance systems; and

  •
  Fire detection and suppression systems.

  Strategy of the Vistula Companies.

VoIP Strategy

        During the first quarter of 2005, we started to market, and in the second quarter of 2005 we expect to begin distribution of, the V-Cube™ platform to telecommunications carriers, services providers and transit networks operators. In 2004, we acquired an exclusive license from the developer of the platform to market and distribute the platform worldwide (except for India, where the licensor is based, and subject to certain pre-existing distribution and reseller agreements which the licensor has agreed to renew). The platform will be offered as a hosted solution which will be installed on the servers of the relevant carrier or provider and which in turn will enable them to provide a wide range of hosted VoIP services to their respective customers.

VoIP Services

        We intend to utilize the VoIP capabilities and technology of the Vistula Companies to provide competitive carrier-to-carrier wholesale voice services. We believe this represents a significant revenue opportunity for the Vistula Companies for two reasons:

        First, VoIP facilitates low cost and rapid access to traffic routes from all over the world at rates that will allow the Vistula Companies to maximize margins by wholesaling the routes onwards to larger carriers.

        Second, as a new and evolving technology, there is little or no VoIP expertise or processes within the traditional large carriers and with internal resources and processes for building their own VoIP platforms unclear, these large carriers are looking for VoIP facilities to be managed or externally provided. The Vistula Companies will offer VoIP as a technical solution for carriers who do not have their own VoIP capability. The Vistula Companies will build a VoIP linkage at the client's site connecting via the Internet into the Vistula Companies' VoIP facility. From this facility, the Vistula Companies will route traffic for them, either by carrying the traffic on existing routes of the Vistula Companies or, where the carrier has their own route, the Vistula Companies will charge a per-minute fee for using its VoIP gateway. In this latter case, each Vistula Company merely passes the traffic through its VoIP switch.

        We believe that the Vistula Companies can become leaders in VoIP carrier-to-carrier services due to the following factors:

  •
  Our clearly defined VoIP strategy;

  •
  Our numerous interconnect agreements and relationships;

  •
  Our substantial and scalable VoIP infrastructure;

  •
  Our experienced technical and management team;

  •
  Our effective combination of traditional time division multiplex, or "TDM", type switching, with our VoIP technology; and

  •
  Our mature billing platform.

        Summary.    We believe that the principal strengths of the Vistula Companies include:

  •
  Our exclusive rights to market and distribute the feature rich and highly scalable V-Cube™ IP-PBX platform worldwide (other than India);

  •
  Our experienced operational management team with strong personal contacts within the Tier 1 and Tier 2 carriers throughout the world;

  •
  Our ownership of a telecommunications infrastructure which includes a Lucent XL switch located in TeleHouse London, SDH and TDM multiplexors and Cisco IP gateway equipment in London, and two Sonus VoIP switches in Los Angeles; and

  •
  Our fully developed billing platform which interfaces with Tier 1 and Tier 2 carriers.

        We believe that the opportunities for well financed and well managed wholesale carriers will continue to develop in the future. We intend that the Vistula Companies will continue partnering with telecommunications companies worldwide to deliver network, voice and IP services to their customers including Internet or multimedia service providers, established carriers, and new market entrants.

Wholesale Voice Services Strategy

        With well over two hundred countries and several call bands within those countries (including capital city, national and mobile bands), it is impossible for any one telecommunications operator, no matter how large, to create or even identify the lowest cost or best quality routes to all destinations. The result is that all operators, including the world's largest country carriers, will buy their international telephony routes on the open market. The success of aggregators such as the Vistula Companies operating in this field depends upon the ability of the executives and staff within those companies to identify, create and run quality routes that can be marketed to other carriers.

        We plan to continue to build the capability of each of the Vistula Companies in the international wholesale voice call business through the continuing development of network interconnects and commercial agreements that enable us to offer competitive call termination to our customers. We intend to:

  •
  Consolidate across the international voice wholesale market, entering associated markets and new geographies that offer high revenues and sustain or improve current margins;

  •
  Build a portfolio of software products and services to support the activities of mobile operators in developing countries; and

  •
  Broaden the market for our products and services to include utilities and Internet service providers ("ISPs").

        The Vistula Companies currently have approximately 30 interconnect agreements in place with Tier 1 and Tier 2 carriers in Europe and the Far East, including Telstra, KDDI, Qwest, Primus, TeleGlobe, iBasis, NTT Europe and Bharti under which the Vistula Companies terminate mobile and fixed line international telephone traffic. The Vistula Companies source routes from joint venture partners in the United States, Europe and Asia and have long-term relationships with a number of carriers within those routes. The operational experience of the Vistula Companies has enabled them to secure profitable contracts with their carrier partners and we believe that the Vistula Companies are well positioned to take advantage of continually expanding demand for international telephony minutes.

        Our management team has considerable experience in developing relationships with smaller niche market retail and wholesale telecommunications operators and global network operators, delivering value to both parties. They also have extensive experience of working in the developing country markets of Asia and the Middle East. We see the key to success in delivering our strategy as being the flexibility to rapidly deploy and develop wholesale solutions and in entering markets at an early stage in the life cycle.

        The Vistula Companies will offer public and private telephone operators and communications companies in emerging markets an opportunity to expand existing business and generate new revenue streams. The Vistula Companies will enter into joint venture and partnership agreements with these operators and companies to enable them to capitalize upon the benefits of the liberalized international telecommunications markets while enhancing their position within their own country.

        The Vistula Companies intend to offer the following services to these operators and carriers:

  •
  Fully managed VoIP-PBX facility integrated into their existing infrastructure and systems such that the operator is able to offer a commercial telephone system to its customers that uses the Internet to make telephone calls;

  •
  Route management and advisory services to rebalance international traffic flows and recoup lost revenues, marketing and sales support programs, and tariff distribution modeling;

  •
  Development of new traffic routes for licensed operators requiring international facilities;

  •
  Internet access, connectivity and IP transit, coupled with e-commerce facilitation and streaming services; and

  •
  Skills transfer into joint venture operations, including training local employees to employ the latest network technologies and management systems.

        The Vistula Companies will draw upon the expertise of their senior management with a broad range of communications backgrounds. The Vistula Companies will also work with local partners to develop in-country skills that enable companies to add value to their services with minimum investment costs.

International Managed Bandwidth Services:

        In addition to the international voice services that they currently provide, the Vistula Companies have the capability to offer managed bandwidth services that would provide their customers with a committed and constant availability of high-speed capacity between locations of the customers' choice. The Vistula Companies' vendor-independent status could enable them to offer fully-managed, end-to-end services across all major satellite and cable systems that include a range of product options to enhance the data, voice, and IP network services on a global basis. The Vistula Companies' service offerings portfolio could also include co-location services, end-user equipment provision and maintenance, Internet transit connectivity, and project management available 24 hours a day, seven days a week. Features of the Vistula Companies' managed bandwidth services could include:

  •
  Simple point-to-point circuits or complex network solutions;

  •
  45Mb/s, 155Mb/s and 622Mb/s bandwidths available at flexible rates on all major cable systems;

  •
  Flexible contracts and financing options from 6 months through to lifetime system ownership; and

  •
  End-to-end network monitoring on all facilities with optional service level guarantees for critical solutions covering installation and in-life service.

IP Transit Connectivity Services:

        The Vistula Companies could also offer their customers direct and uncongested access to the Internet. The Vistula Companies' arrangements and relationships with some of the world's largest Internet backbone providers could provide superior broadband access to hundreds of ISPs across Europe and the United States, and could ensure that their customers' multimedia content would be delivered quickly and completely. Features of these IP transit connectivity services could include:

  •
  Non-contended service with speeds from 45 Mb/s to multiple 155 Mb/s at Tier 1 transit performance levels (less than 0.2% packet loss and 100% availability);

  •
  Broadband access, coupled with our bandwidth services package, over any cable or IP satellite system;

  •
  Excellent service level guarantees and "24/7" monitoring facilities; and

  •
  Web-hosting and streaming capabilities.

Cardlink

        Cardlink has been inactive since it was first acquired by Mr. Galliers-Pratt and certain members of his family in April 2003. Following the acquisition of Cardlink by VCS through the share exchange completed in March 2004, VCS intends to reactivate and refocus Cardlink's operations and sales and marketing efforts. Cardlink will offer an electronic top-up, or "ETU", software product suite which will enable mobile operators to electronically process prepayments from "pay-as-you-go" customers. Cardlink's products will allow these customers to "electronically top-up" their accounts with the mobile operator. We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink's ETU product will be of significant value as new mobile operators throughout the world seek to adopt this technology.

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

        Industry Background—Prepaid Mobile Services.    Throughout the world, with the exception of the United States, the majority of private subscribers to mobile networks are "pay-as-you-go" customers. In the developed markets, these customers typically purchase "scratch cards" from retail outlets that entitles them to a fixed amount of airtime. When the airtime has been used up, the customer purchases another scratch card in order to put more airtime on his or her mobile phone. Scratch cards are normally sold through retail shops, gas stations and other retail outlets. This system is expensive and inefficient both from a distribution and an administration perspective. Mobile operators do not like scratch cards because they have to be distributed to thousands of retail outlets and invariably cards get stolen or lost. As a result, over the past two years, mobile operators have been trying to get "pay-as-you-go" customers to move from scratch cards to an ETU system.

        In the less developed telecommunication markets, ETU services are still in their infancy. In many of the larger emerging markets, "pay-as-you-go" customers are still using scratch cards exclusively. We believe that the mobile operators in these markets would like to convert the majority of these customers to the use of ETU services.

        Cardlink's ETU Software.    Prior to its acquisition by Mr. Galliers-Pratt and his family in April 2003, Cardlink had developed a software system which enabled prepaid telephone cards to have additional money credited to the card each time the user wished to "top-up" his or her account. Cardlink's ETU software was first used in the United Kingdom in July 2001 and had previously provided ETU functionality for Vodafone, Orange, MMO2 and T-Mobile.

        Cardlink's ETU software allows the customer to purchase one card which can then be repeatedly used. The card looks exactly like a normal credit card. It is plastic and has a magnetic strip on the back. The customer walks into a shop and purchases, for example, $20 of airtime and is given an electronic card. When the customer has used up his $20 worth of airtime, he or she goes into a shop or gas station which is authorized to process ETU, purchases another $20 of airtime and hands over his or her card to the cashier. The cashier swipes the card through the point of sale terminal (exactly the same way he or she would with a credit card) and the Cardlink software which has been installed on the terminal then notifies the mobile operator that the customer has purchased another $20 worth of airtime. The terminal prints out a receipt and the mobile operator sends a Short Message Service, or "SMS," message to the customer's mobile telephone confirming that the customer has another $20 worth of credit. Every time the customer wants to buy more credit, he or she goes through the same process and uses the same card.

        The Cardlink software is electronically installed on terminals. Point of sale terminals are connected to the processing bank's server by telephone line or cellular modem. When Cardlink installs the software or modifies the product, it will merely transmit the enabling software to the point of sale terminals via their telephone connections in exactly the same way that software is electronically transmitted from one computer to another computer. The cashier in the shop or gas station has to perform exactly the same function when processing the ETU as he or she does when recording a credit card transaction.

        The Cardlink software can be adapted to enable mobile handsets to access the processing server via SMS messaging. This means that retailers can be signed up to host ETU services even if they do not have a point of sale terminal installed on their premises.

        We intend that Cardlink will access a new market by entering into agreements with mobile operators to process payments for airtime using an ETU system. Each contract will provide for payment by the operator of a monthly transactional fee to Cardlink for the use of the Cardlink software. This fee will be calculated as a percentage of the monthly revenues processed by Cardlink during the term of the agreement.

        Cardlink will install the software on point of sale terminals located in retail premises or alternatively provide the software to the mobile operator who will then arrange for the manufacture of an encrypted SIM card which can be installed in a mobile handset and distributed to the retailers who are contracted to host ETU services.

        Cardlink will manage and maintain the software and provide support 24 hours a day, seven days a week. Cardlink's development and maintenance engineers will initially be based in the United Kingdom and the system will be electronically supported. Cardlink plans to establish a physical presence in each of the new markets accessed in order to provide a direct customer service interface.

        Cardlink's Strategy.    We believe that Cardlink's business model has capacity for substantial growth over the next few years as increasing numbers of mobile operators in the emerging markets install ETU systems as a method of processing payments for airtime.

        Cardlink will operate under a minimal cost base and while it is intended that Cardlink will provide support 24 hours a day, seven days a week, to manage and maintain the software, we believe that the robust nature of the system will allow us to keep Cardlink's support costs low.

        Our goal is for Cardlink to access as many emerging markets as possible. We intend that Cardlink will focus on the markets of Latin America, North Africa, the Middle East and the Confederation of Independent States, which are regions where mobile telephony is growing rapidly and "pay-as-you-go" customers are almost entirely dependent on scratch cards for acquisition of additional airtime. We currently expect to use third parties to provide necessary software updates, maintenance and support for these activities.

Establishing the Vistula and Cardlink Brand Names.

        In addition to the strategies discussed above, we believe that building awareness of the Vistula and Cardlink brands is important in establishing and expanding the customer bases for the Vistula Companies and Cardlink. We intend to introduce marketing efforts to build these customer bases and create brand name recognition. We will use traditional media as our revenues permit to attract new customers and advertise new and existing products and services.

Competition

        We face significant competition from companies providing similar IP-PBX and IP Centrex platforms. While we believe that the V-Cube™ platform has significant advantages over these competitive technologies, some of our competitors, such as Broadsoft (which has raised greater than $60 million in venture capital funding), have significant financial resources including significant investment from major private equity funds. Many of these competitors have also been in the market for considerably longer than us and have significant existing customer bases.

        The market for wholesale voice telecommunication services is also extremely competitive, subject to changes in technology and is affected by the introduction of new products and services. There are a significant number of "aggregators" or resellers providing similar services to the Vistula Companies operating in the international voice wholesale market including, BonNet, Fewhurst, C2C, Total X, WaveCrest, TeleGlobe, ITX, iBasis, Reach and Qwest. Some of these competitors have significantly greater financial resources and more customers than we do. Some of these resellers, including iBasis, TeleGlobe, ITX and Qwest, are also offering VoIP services to their customers.

        Other than Cointel, a telecommunications services company based in South Africa, we are not aware of any current competition that offers pre-pay software solutions in the emerging markets that Cardlink intends to enter.

Intellectual Property Rights

        We rely on trademark and copyright law, trade secret protection, and confidentiality, license and other agreements with our employees, customers, partners and others to protect our intellectual property rights and the intellectual property rights of our licensors. Unauthorized use of our intellectual property or the intellectual property of our licensors by third parties may damage our brands and reputation. Despite our precautions, third parties may obtain and use our intellectual property without authorization. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

        We cannot be certain that our services and products do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims by third parties from time to time relating to their intellectual property. Successful infringement claims against us could result in substantial monetary liability or may materially disrupt and adversely affect our business.

Research and Development

        Our limited research and development activities to date have been focused on the development of our internal software and billing platforms. We expect to pursue further research and development with respect to new products and services, enhancements of existing products, such as the V-Cube™ IP-PBX platform, and the development of additional features and functionality for our existing products.

Government Regulation

        As an international telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Laws and regulations applicable to the provision of telecommunications services, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate.

        We believe that wholesale business-to-business carriers such as the Vistula Companies are generally not subject to the same level of federal and local regulation as common carriers providing traditional telecommunications services, especially with respect to Internet-based telephony services such as VoIP. Nonetheless, some aspects of the Vistula Companies' operations, including our voice-based services, may currently be, or become, subject to state and federal telecommunications regulations for telephony services governing licensing and tariffs, in addition to federal universal service funding mechanisms. In particular, certain state regulatory agencies may have jurisdiction over the Vistula Companies' telephony applications when they are used to provide intrastate telecommunications services. Generally, we must obtain and maintain certificates of authority and certain approvals from regulatory bodies in most states where we offer or plan to offer regulated services.

        We believe that the Internet-related services such as those currently provided or proposed to be provided by the Vistula Companies, including dedicated IP transport and Internet telephony or VoIP services, and software platforms that facilitate such services (such as our V-Cube™ IP-PBX platform) are not presently considered "telecommunications services" under the Telecommunications Act of 1996. Such services are generally not regulated in the United States by the Federal Communications Commission ("FCC") or state agencies responsible for regulating the intrastate activities of telecommunications carriers. However, the FCC has formally begun to address the regulatory characterization of Internet telephony services generally, including VoIP. Moreover, to the extent some of the transport and switching employed by the Vistula Companies' Internet telephony services are not wholly Internet-related, those services may not be as lightly regulated as our wholly Internet-based services. Several state governments have also considered proceedings and petitions relative to the regulation of Internet-related services.

        Internationally, the regulatory treatment of the Vistula Companies' current and proposed services varies widely and is subject to constant change, and there is no assurance that such treatment will not be unduly burdensome. With respect to Internet telephony and VoIP, some countries currently impose little or no regulation on such services. Other countries regulate Internet telephony services and VoIP services like traditional voice telephony services, requiring Internet telephony companies to obtain licenses, incorporate local subsidiaries, make universal service contributions, and pay other taxes. Increased regulation of the Internet and/or Internet telephony providers in one or more countries could materially adversely affect our business.

        In general, the regulation of the telecommunications industry continues to change rapidly both domestically and globally. In the United States, telecommunications regulations on both the federal and state levels are from time to time subject to judicial and administrative proceedings, as well as legislative and administrative hearings, in which proposals are made that, if adopted, could change the manner in which our industry operates. We cannot predict the outcome of these proceedings or their impact on us. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, or that domestic or international regulations or third parties will not raise material issues that may adversely affect our business.

        We believe that we currently have all the regulatory licenses, approvals and consents necessary to conduct our business. However, we can give no assurance that we will be able to maintain compliance with existing regulations or that laws or regulations enacted in the future will not hinder or prevent us from conducting our business. See "Government regulations may adversely affect our business" under the section entitled "—Factors Affecting Future Performance."

Employees

        As of March 28, 2005, we had 2 full time employees, no part-time employees, and 11 consultants. Of our employees and consultants, 3 are engaged in sales and marketing, 3 are in technology research and development, 5 are in general and administrative and 2 are in operations. None of our employees are represented by a union. We believe our relationship with our employees and consultants is good.

ITEM 2. DESCRIPTION OF PROPERTY

        We maintain our principal executive offices at Suite 801, 405 Park Avenue, New York, New York 10022. Our principal office occupies approximately 250 square feet of office space. We rent this office on a month-to-month tenancy at the rate of $4,000 per month under an agreement with Hermitage Capital Corp.

        We also have an office in London, England. These premises consist of approximately 3,500 square feet of office and warehouse space. Through August 2004 we leased these premises on an informal rent-free basis. On August 23, 2004, Vistula entered into an agreement with Mossbarton Limited, a company controlled by Adam Bishop, one of our executive officers, pursuant to which Mossbarton granted Vistula the right to use and occupy the premises for approximately $2,000 per month. This agreement had an initial term of six months and is renewable on a month-to-month basis thereafter. Vistula may terminate the agreement upon thirty days written notice to Mossbarton. As these premises are scheduled for rehabilitation or demolition, we are currently seeking to relocate this office.

        We also rent approximately 300 square feet in the London facility of Telehouse, a specialty telecommunications hotel and service provider. We pay approximately $8,500 per month for use of this facility and services provided by Telehouse. The Telehouse lease expires in August 2006. In addition, we have also entered into a co-location agreement pursuant to which we rent approximately 400 square feet of space at 650 Grand Avenue in Los Angeles, California at a minimum monthly rental of $2,100. We anticipate that the fees for use of the Grand Avenue facility, including the minimum rent, range between $2,500 and $3,000 per month depending on the level and nature of services used. The initial term of the co-location agreement terminated in February 2005 and was automatically renewed for one year. We are currently engaged in negotiations for additional space at this location.

        The offices at Telehouse in London and 650 Grand Avenue in Los Angeles house our telecommunication switches. The switches are installed in rooms that are environmentally modified, cooled and designed for switching equipment. These facilities have full battery backup for a full 24 hours in case of a power failure.

        We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the respective areas.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market

        There is no public market for our common stock. Our common stock is not listed on any securities exchange at the present time. We intend to approach authorized market makers to have them apply to have the shares of our common stock listed on the OTC Bulletin Board. We intend eventually to seek listing of our common stock on a national securities exchange or trading of our common stock on the Nasdaq Stock Market at such time as we qualify for such listing or trading. We can give no assurance that we will be able to find a market maker willing to obtain an OTC Bulletin Board listing or that our common stock will be listed on a national securities exchange or traded on the Nasdaq Stock Market. Even if we obtain trading in our common stock, we are not certain that any trading market will be sustained.

Number of Holders

        As of March 28, 2005, we had 28 stockholders of record.

Dividends

        We have never declared or paid cash dividends on our common stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. Furthermore, we are currently prohibited from paying cash dividends to the holders of our common stock under the terms of the convertible debentures we issued to several institutional and individual investors on February 18, 2005 and March 4, 2005. This restriction on the payment of dividends will remain in effect until the debentures are repaid or converted in full.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Except for historical facts, the statements in this Annual Report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "—Factors Affecting Future Performance." We assume no obligation to update our forward-looking statements to reflect new information or developments.

        For purposes of the following discussion, all information is reported on a consolidated basis for VCS and its wholly owned subsidiaries, Vistula, Vistula USA and Cardlink.

Introduction

        The following information should be read in conjunction with the financial statements and notes thereto in Part II, Item 7 of this Annual Report.

Overview

        Vistula Communications Services, Inc. ("VCS", the "Company" or "we") currently has three subsidiaries: Vistula Limited ("Vistula"), Vistula USA, Inc. ("Vistula USA") and Cardlink Services Limited ("Cardlink"). We are in the process of establishing a subsidiary in South Africa. Through Vistula and Vistula USA, we currently provide wholesale value-added telecommunications services

(including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. Beginning in the first quarter of 2005, through Vistula and Vistula USA, we began to market our V-Cube™ Voice over Internet Protocol, or "VoIP", IP-PBX software platform to telecommunications carriers, Internet service providers, or "ISPs", large corporations and small and medium enterprises, or "SMEs", throughout the world.

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

Vistula and Vistula USA

        Vistula and Vistula USA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators. Vistula and Vistula USA are collectively referred to as the "Vistula Companies." The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations. We believe that the Vistula Companies are especially well positioned to take advantage of the disruption and uncertainty in the telecommunications sector over the past three years. The collapse of a significant number of competitive wholesale service providers has meant that profit margins have improved significantly and we believe the opportunity for well-managed and well-financed wholesale carriers such as the Vistula Companies is significant.

        The Vistula Companies began to actively market our V-Cube™ IP-PBX platform to carriers, transit network operators, large corporations, and SMEs in the first quarter of 2005 and we expect to commence distribution of this product line during the second quarter of 2005. We expect this multiple feature VoIP platform, which will enable customers to convert their existing PBX phone systems to provide VoIP capability without the need for significant investment in new hardware, will provide the Vistula Companies with a highly competitive VoIP solution.

Cardlink

        Cardlink has been inactive since it was first acquired by Mr. Rupert Galliers-Pratt and certain members of his family in April 2003. VCS acquired Cardlink through the share exchange completed in March 2004 and we intend to reactivate and refocus the operations of Cardlink later in 2005. Cardlink will offer an electronic top-up, or "ETU", software product suite which will enable mobile operators to electronically process prepayments from "pay-as-you-go" customers. Cardlink's products will allow these customers to "electronically top-up" their accounts with the mobile operator. We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink's ETU product will be of significant value as new mobile operators throughout the world seek to adopt this technology.

        We believe that the potential for providing ETU services in markets where the adoption and use of mobile telephony is growing rapidly will create significant opportunities and long-term growth potential for Cardlink. We intend that Cardlink will typically receive a percentage of the total mobile revenues transacted through the Cardlink system. As a result, Cardlink will be a beneficiary of any increase in mobile telephony revenues without any investment of capital in building infrastructure. We currently expect to use third parties to provide necessary software updates, maintenance and support for these activities.

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

        The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition. Our revenue is derived primarily from fees charged to terminate voice services over our network. We recognize such revenue, net of reserves, when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. We reserve for potential billing disputes at the time revenue is recognized. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. Amounts billed in advance of the service month are recorded as deferred revenue and recognized as revenue as the underlying services are rendered.

        Reciprocal compensation is the amount paid by one carrier to complete particular calls on another local exchange carrier's network. Reciprocal compensation paid to and received from other carriers is based on contractual fixed rate per minute charges. We apply the receipt of reciprocal compensation against the cost of reciprocal compensation and reflect the net amount as either revenue (receipts greater than costs) or expense (costs greater than receipts) at each settlement date.

        We have entered into transactions such as buying, selling, swapping or exchanging capacity to complete and complement our network. In general, these transactions represent the exchange of productive assets not held for sale in the ordinary course of business and, as such, do not result in the culmination of the earnings process. Accordingly, we do not recognize any revenue for these types of transactions. We account for the exchange of a non-monetary asset based on the recorded amount of the non-monetary asset relinquished with no gain or loss recognized in accordance with Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-Monetary Transactions.

        We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the year ended December 31, 2004. We did not make any changes to this policy during this period.

Results of Operations

        Revenues for the year ended December 31, 2004 were $2,335,408, an increase of 88% over the $1,239,757 in revenues in fiscal 2003. We attribute this increase to the addition of new Tier 1 and Tier 2 national and international carriers to our customer base, as well as an increase in revenues from our historical customer base. We expect revenue levels to increase during 2005 as we continue to add carriers to our customer base and we begin to market and distribute our V-Cube™ product line.Cost of revenues for the year ended December 31, 2004 were $2,248,128, an increase of 116% over the $1,040,605 in fiscal 2003. The increase in the cost of revenues reflects higher costs associated with our growing business including the purchase of additional minutes from our suppliers that we subsequently sell to our customers. Gross margins decreased to 3.7% for the year ended December 31, 2004 from 16.1% for the year ended December 31, 2003. Despite our lower revenue levels in 2003, we experienced higher individual margins on the smaller number of contracts in existence during that period. Also, during the fourth quarter of 2004, we were affected by price changes in the UK mobile market that effectively lowered our gross margins on this activity.

        Selling, general and administrative costs for the year ended December 31, 2004 were $3,761,768, an increase of 378% over the $787,769 in fiscal 2003. During the year ended December 31, 2004, we incurred approximately $2,703,000 in non-cash expenses. These included, among others, $1,333,500 from the expensing of stock options granted and vested under our Stock Incentive Plan; $999,000 of expenses paid or contributed by stockholders; and $189,000 in non-cash expenses for the granting of restricted shares of common stock for financial advisory services provided by an investment-banking firm. Our operating expenses relating to accrued compensation, travel, technical consulting and marketing costs increased from the prior year as we expanded our operations, including headcount, in penetrating new markets. In addition, we incurred increased legal and accounting expenses that were directly related to the acquisition and integration of Vistula and Cardlink into VCS as well as substantial expense that we incurred in fiscal 2004 for legal, accounting and financial advisory services directly associated with our registration of our equity securities under the Securities Exchange Act. On May 12, 2004, we filed a registration statement on Form 10-SB with the Securities and Exchange Commission. On July 12, 2004, our registration statement on Form 10-SB became effective. While we expect to continue to incur legal, accounting, and other fees associated with the registration of shares under the Securities Exchange Act, we expect our routine fees to be significantly lower than those incurred to date.

        Depreciation and amortization expenses were $43,460 and $22,841 for the years ended December 31, 2004 and 2003, respectively.

        During the year ended December 31, 2004 our interest expense of approximately $121,000 was comprised almost entirely of imputed interest on a capital lease obligation we entered into during 2004. There was no comparable arrangement during 2003.

        For the year ended December 31, 2004, we incurred a loss of $3,795,276 or $0.16 loss per common share, basic and diluted, as compared to a loss of $586,833, or $.03 per common share, basic and diluted, for the year ended December 31, 2003.

Liquidity And Capital Resources

        As of December 31, 2004, we had cash and cash equivalents of $3,221, which represents a decrease of 96% as compared to $88,644 at December 31, 2003. Also, as of December 31, 2004, we had a working capital deficit of approximately $2,290,000, which represents an increase of the working capital deficit of approximately 567% over that at December 31, 2003. Since our inception through December 31, 2004, we have generated operating losses of approximately $4,395,000. Accounts receivable at December 31, 2004 of $55,991 decreased by 77% over the $244,213 in accounts receivable at December 31, 2003. Accounts payable and accrued expenses increased by $800,267 in 2004 over 2003 as we were unable to close the private placement funding described in Note 13 to our consolidated financial statements until 2005. The $792,413 increase in Company expenses paid by stockholder recorded as due to stockholder in 2004 over 2003 reflects our obligations paid by our principal stockholder that are expected to be repaid to this stockholder, principally from the proceeds of the private placement funding that closed in March 2005.

        During the years ended December 31, 2004 and 2003, one of our stockholders contributed services to the Company totaling $82,500 and $110,000, respectively. In addition, as described in Note 10 to our consolidated financial statements, we issued common stock during 2004 to an investment bank for services rendered in the amount of $188,733. Also in 2004, we received proceeds of $175,000 from the issuance of convertible notes payable to a related party as described in Note 6 to our consolidated financial statements.

        Since our inception, we have sustained our operations through funding provided by our Chairman, as well as contributed services by our Chairman and other stockholders. Our Chairman has made various advances to us from a $3,000,000 credit facility established in the name of our Chairman, as well as from other of our Chairman's personal assets. As of December 31, 2004, our Chairman had drawn approximately $262,000 under this facility to pay expenses incurred and accrued by us and our affiliates. Seven letters of credit in the aggregate amount of $1,442,000 have been issued by the lender under the credit facility in favor of our vendors at the request of our Chairman. As of December 31, 2004, approximately $204,000 was undrawn and available under the credit facility.

        We have made expenditures for capital equipment from our inception until December 31, 2004 of approximately $227,000, purchasing the telecommunications equipment necessary to begin our business. This amount excludes the $1.8 million in telecommunications equipment reflected as a capital lease obligation with MRS Partners LLC described further below.

        On February 18, 2005 and March 4, 2005, we completed a private placement of convertible debentures and warrants to a group of sophisticated institutional and individual investors. In the private placement, we sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,00 shares of our common stock. We paid placement fees to the placement agent in the aggregate amount of $802,500 and we also issued to the placement agent a warrant to purchase up to 802,500 shares of our common stock at an initial exercise price of $1.00 per share. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date.

        On March 15, 2005 we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners LLC ("MRS") for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Prior to the closing, we were leasing this equipment from MRS. Under the terms of the promissory note, interest accrues daily at a rate of 8.25% and is payable monthly in arrears. Principal repayments of $150,000 are payable on September 30, 2005 and December 31, 2005. The remaining principal and any unpaid interest is payable on the first anniversary of the closing of the purchase.

        On August 11, 2004, we entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, "NetYantra") pursuant to which NetYantra grants to VCS the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to us by NetYantra, we paid NetYantra $150,000 and will be required in the future to, among other things:

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

        We expect to pay the required interest and principal payments under the convertible debentures issued in our recent private placement and the promissory note issued to MRS as part of the consideration for the purchase of equipment from MRS and the payments required under the NetYantra agreement, including the $1,000,000 payment (in the event we are required to issue shares of our common stock having a market value of $1,000,000 to NetYantra and we elect to make this payment instead of issuing these shares), from revenues derived from the V-Cube™ platform, from wholesale voice services and from the remaining proceeds from our recently completed convertible debenture and warrant financing.

        We believe that our available cash and cash equivalents, and the proceeds of the recent convertible debenture and warrant financing, will be sufficient to meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully. Previously, our primary sources of capital have been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder's personal assets. In the event that we do not succeed in implementing our business plan, and do not otherwise raise third-party capital, we will have to curtail certain expenditures, seek additional financing from our principal stockholder, or both in order to sustain operations. As noted above, the principal stockholder has historically provided working capital advances, and has caused the lender to issue letters of credit in favor or certain vendors. While the stockholder is not obligated to provide these working capital advances to us or to cause the lender to issue standby letters of credit in favor of our vendors, we expect the stockholder to continue providing funds for operations in 2005 as and if needed, until such time that our operations are self-sustaining or we raise additional external capital, as the case may be.

        Our plans for growth and expansion will require the need for additional capital in the future. As a result, we may have to rely upon the issuance of additional debt or equity securities in order to continue to grow our business as well as to fund the negative cash flow we have experienced to date, and may experience in the future, as a result of these activities. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, we may encounter liquidity difficulties. No assurance can be given that we will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on acceptable terms.

        To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Off-Balance Sheet Arrangements

        One of our subsidiaries, Vistula, has agreed to unconditionally guarantee the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder. Vistula has agreed to provide this guaranty since the stockholder has to date advanced drawings under the credit facility to Vistula and its affiliates and letters of credit have been issued under the facility in favor of vendors to Vistula and its affiliates to secure obligations of those entities to their vendors. In light of the circumstances surrounding the guaranty, including the fact that the obligations of the stockholder under the credit facility are secured by significant assets in which the stockholder has a beneficial interest, we believe that the potential liability and obligations of Vistula under this guaranty are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Subsequent Events

        Resignation of Christopher Burke.    On February 8, 2005, Christopher Burke resigned as a director and Deputy Chairman, and President and Chief Executive Officer, of the Company. The current Chairman of the Board, Rupert Galliers-Pratt was appointed as President and Chief Executive Officer of the Company to replace Mr. Burke. Upon Mr. Burke's resignation, he agreed to relinquish 1,800,000 in vested stock options in exchange for a right to exercise all or any part of his remaining 200,000 stock options for a period of 12 months from termination.

        Convertible Debenture and Warrant Financing.    On February 18, 2005 and March 4, 2005, we issued and sold convertible debentures and warrants to certain sophisticated institutional and individual investors pursuant to a Securities Purchase Agreement between the Company and the investors. In the two closings of the private placement under the Securities Purchase Agreement, we sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,00 shares of our common stock.

        We have granted registration rights with respect to the shares of common stock issuable upon conversion or exercise, as applicable, of the debentures and warrants sold in this financing under the Registration Rights Agreement dated February 18, 2005.

        The placement agent for the private placement was IndiGo Securities, LLC ("IndiGo"). In connection with the two closings of the private placement, we paid placement fees in the aggregate amount of $802,500 to the placement agent. At the second closing, we also issued to the placement agent a warrant to purchase up to 802,500 shares of our common stock at an initial exercise price of $1.00 per share. The warrant, which expires on March 4, 2010, is on substantially the same terms as the warrants issued to the investors in the private placement.

        The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debenture, the third anniversary of the issue date. In addition, on any date on which all or a portion of the principal of a debenture is converted, all unpaid interest having accrued on such principal at the time of such conversion will become immediately payable. We are not permitted to prepay any portion of the principal amount of any of the debentures without the prior consent of the holder thereof.

        The debentures are convertible at the option of the holders into shares of our common stock at any time at an initial conversion price of $.75 per share. Except in the case of certain designated issuances, in the event we issue shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of our common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the debentures, the conversion price of the debentures will be reduced to that lower price per share. Issuances that will not result in adjustment to the conversion price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by our board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

        We have agreed to certain restrictions under the terms of the debentures, including a prohibition on the payment of cash dividends to our stockholders while any of the debentures are outstanding. Upon the occurrence of an event of default under the debentures, an amount equal to (i) 130% of the then outstanding principal amount, plus any accrued and unpaid interest thereon, or (ii) the product of the then outstanding principal amount, plus any accrued and unpaid interest thereon, times the ratio obtained by dividing the conversion price of the debentures and the market price of our common stock, whichever is greater, will, at the holder's option, become immediately due and payable in cash along with any other amounts, costs, expenses or liquidated damages then due in respect of such debentures. The ratio referred to in clause (ii) is to be calculated based on the conversion price in effect on the date of such default or the date the accelerated amount is paid in full (whichever is less), and the market price of our common stock on the date of such default or the date the accelerated amount is paid in full (whichever is greater, such market price to be determined in accordance with the terms of the debenture). Upon an event of a default, the interest rate on the debentures will also be increased to 18% per annum.

        Events of default under the debentures include failure to pay any amounts under the debentures when due, a material default under our other agreements with the investors or default in our obligations under mortgage, credit facility or similar agreements, a material inaccuracy in the representations and warranties we made to the Investors in connection with the convertible debenture and warrant financing, and the initiation of voluntary or involuntary bankruptcy proceedings against us.

        The common stock purchase warrants issued to the investors are exercisable for an aggregate of 8,400,000 shares of our common stock at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having us withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, we would receive no proceeds from the sale of our common stock in connection with such exercise.

        The exercise price is subject to adjustment in the event of certain issuances of new securities. Specifically, except in the case of certain designated issuances, if we issue shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of our common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price per share. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by our board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

        We have agreed to register for resale under the Securities Act of 1933, as amended, the shares underlying the debentures and warrants pursuant to a Registration Rights Agreement between us and the investors dated February 18, 2005. Specifically, we are required to file with the Securities and Exchange Commission no later than April 4, 2005 a registration statement covering the resale of a number of shares of common stock equal to 125% of the shares issuable upon conversion and exercise in full of the debentures and warrants as of the date of filing of the registration statement. The registration statement covering these shares must be declared effective by the Securities and Exchange

Commission no later than June 18, 2005. In the event we fail to file the registration statement or it is not declared effective within the timeframes specified by the Registration Rights Agreement, we will be required to pay to the investors liquidated damages equal to 1.0% per month (but pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the debentures and warrants until we file the delinquent registration statement or the registration statement is declared effective, as applicable.

        Shortly after the first closing of the private placement, we received a letter on behalf of Kevin Dann & Partners ("KDP"), a placement agent we had retained prior to our engagement of IndiGo, demanding a placement fee of $227,000. The letter also included a claim that KDP would be entitled to additional fees in the event of future closings. In our response to this letter, we denied any such liability to KDP.

        Placement Agent Agreement.    On February 15, 2005, we entered into an agreement with a placement agent, IndiGo Securities, LLC ("IndiGo"), under which they provided services in connection with the convertible debenture and warrant financing and will provide ongoing consulting services to us. Under the terms of the agreement, IndiGo received a placement fee equal to 10% or, in some cases, 5% of the purchase price paid by each investor (plus any expenses IndiGo incurs in connection with the financing) at each of the closings described above. We have also agreed to pay IndiGo a consulting fee of $20,000 per month for the 12-month period ending February 17, 2006. We have a right to terminate the agreement upon written notice after August 17, 2005. IndiGo may, at its option and in lieu of 50% of the cash consulting fee due for any month, accept warrants to purchase 10,000 shares of our common stock at an exercise price of $1.00 per share.

        We have agreed to indemnify IndiGo from claims arising in relation to the services it provides to us in connection with this agreement. We have also granted IndiGo a board observer right which expires on February 14, 2007 or the first date on which at least two-thirds of the convertible debentures issued in our recently completed private placement (described above) have been converted, whichever comes first.

        MRS Partners LLC Purchase.    We have recently completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners LLC for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Under the terms of the promissory note issued to MRS Partners LLC at the closing, interest accrues daily at a rate of 8.25%, is payable monthly in arrears, and principal repayments of $150,000 are payable on both September 30, 2005 and December 31, 2005. The remaining principal and any unpaid interest is payable on the first anniversary of the closing of the purchase.

Factors Affecting Future Performance

We have a limited operating history; therefore, we may not be able to accurately forecast future results and operating losses in future periods could be greater than expected.

        We commenced operations in September 2002. Thus, we have a limited operating history. As a result, it is difficult to accurately forecast our revenues and we lack meaningful historical financial data upon which to base planned operating expenses. We may be unable to adjust our spending in a timely enough manner to compensate for any unexpected revenue shortfall. Conversely, we might not be able to respond effectively to an unexpected increase in sales activities, should one occur. This inability could cause our net losses in a given quarter to be greater than expected.

If we do not obtain a substantial amount of additional financing, we may have to curtail or suspend operations.

        We may require additional financing in order to fund our operations and to carry out our business plan. We can give no assurance, however, that we will be able to obtain such financing or that such financing will be available on satisfactory terms. To raise additional financing, we intend to pursue various possible financing options, including one or more public offerings or private placements of equity securities. If we are unable to obtain additional financing, we may have to curtail or suspend operations.

We may continue to lose money on our operations.

        We are not profitable. In the fiscal year ended December 31, 2004, we incurred a net loss of $3,795,276 and as of December 31, 2004, we had an accumulated deficit of $4,394,997. We anticipate losses to continue for the foreseeable future.

        We can give no assurance that we will be able to operate profitably. In general, our ability to become profitable depends on our ability to generate and sustain substantially higher revenues while maintaining reasonable expense levels. If we were to achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

        Our efforts to operate profitably will depend on, among other things:

  •
  Developing the Vistula and Cardlink brands, through marketing and other promotional activities;

  •
  Expanding our product and services offerings;

  •
  Developing marketing and distribution relationships with strategic business partners;

  •
  Expanding general and administrative functions to support any growth that may occur; and

  •
  Establishing and developing customer and carrier relationships in the telecommunications industry.

If we fail to establish the Vistula and Cardlink brands or to attract repeat customers, we may not be able to increase our revenues sufficiently to fund our operations.

        We believe that we must develop and strengthen the Vistula and Cardlink brands, particularly because of the early stage of our development and the highly competitive nature of our business. If we fail to establish the Vistula and Cardlink brands quickly, we will remain at a competitive disadvantage and may lose the opportunity to obtain a sufficient number of customers. The development of the Vistula and Cardlink brands will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We cannot be certain that we will be able to afford to conduct brand promotion activities sufficient to build awareness, or that such activities, if any, will be successful or will result in increased revenues. If we do achieve increased revenues, we can give no assurance that these revenues will be sufficient to offset the expenditures incurred in building our brands.

We currently derive a significant portion of revenue from a limited number of large contracts and customers, and, if we are unable to replace large contracts upon completion and maintain customer relationships, we could have a significant decrease in our revenues which would negatively impact our results.

        We have derived, and believe that we will continue to derive, a significant portion of our revenues in any given year from a limited number of large contracts. As these contracts wind down to completion, we face the task of replacing such revenues with new projects and contracts. 82% of our revenues for the fiscal year ended December 31, 2004 was derived from 4 customers and 79% of our revenues for the fiscal year ended December 31, 2003 was derived from 5 customers. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results.

We may experience significant fluctuations in our results as a result of uncertainties relating to our ability to generate additional revenues, manage our expenditures and other factors, certain of which are outside of our control.

        Our operating results have varied considerably in the past and are likely to vary considerably due to a number of factors, many of which are outside of our control. The factors outside our control include, among others:

  •
  The timing of receipt of new contracts;

  •
  The length of our sales cycles;

  •
  Competitive pricing pressures;

  •
  The commencement, completion or termination of contracts during any particular reporting period;

  •
  Fluctuations in demand for our services;

  •
  The commencement of services by a customer;

  •
  Services furnished by other providers;

  •
  The availability of new contracts sufficient to generate significant additional revenues to replace revenues associated with contracts that are nearing or at completion; and

  •
  Telecommunications market conditions and economic conditions generally.

        The factors within our control include, among others:

  •
  The amount of sales and marketing expenses and general and administrative expenses we incur;

  •
  The timing of our expansion into new markets, through acquisitions or otherwise;

  •
  Changes in the prices of products or services we offer; and

  •
  Attracting qualified professionals in a timely manner and retaining them.

        Due to the above factors, quarterly revenues, expenses and results of operations could vary significantly in 2005 and beyond.

Our contracts typically contain provisions giving customers the ability to terminate their contracts under various circumstances and we may not be able to replace the revenues from such contracts which may have an adverse effect on our revenues and operating results.

        Our contracts typically have provisions that permit customers to terminate their contracts under various circumstances, including termination for convenience. Termination of such contracts by the customers may result in further loss of revenues and cause us to incur legal and other expenses associated with our efforts to collect some or all of the amounts we may be entitled to under such contracts. We also believe that intense competition and the current trend in the telecommunications industry contracting toward shorter-term contracts that provide increased grounds for customer termination may result in increased frequency of customer termination or renegotiation. If large contracts, or a number of contracts that in the aggregate account for a material amount of our revenues, are suspended for any significant length of time or terminated, we may encounter difficulty replacing such revenues and our revenues and operating results would decline.

We may not be able to promptly reduce expenses in response to any decrease in our revenues, which would result in lower net margins.

        We may not be able to reduce our expenses in order to timely correspond with any decrease in our revenues, including decreases resulting from delays, cancellation or completion of existing contracts. Our failure to timely reduce our costs would decrease gross profits and increase our operating expenses. Efforts to reduce costs may include a restructuring of our business, reduction in headcount, office closings and the reduction or elimination of other administrative functions. Costs of compliance with domestic and international regulations associated with such headcount reductions, particularly in Europe, Asia and Africa, where we anticipate considerable growth, could be significant. Our efforts to reduce expenses could give rise to significant accounting charges and the payment of certain separation or severance benefits. Efforts to reduce expenses and the corresponding compliance burdens would place considerable strain on our management, legal and administrative functions.

If we are unable to collect receivables from development stage customers and other telecommunications companies, our operating results may be materially harmed.

        We may perform services for development stage customers that carry a higher degree of financial risk for us. Our customers, established and development stage, have been and may continue to be impacted by the tightening of available credit and general economic slowdown. As a result of these conditions, our customers may be unable to pay, or may delay payment, for services performed by us. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense.

The extent of our dependence on international operations may give rise to increased management challenges and could harm our results of operations.

        Customers outside the United States accounted for approximately 72% of our revenues for the year ended December 31, 2004, and for approximately 58% of our revenues for the year ended December 31, 2003. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

  •
  The effects of terrorism;

  •
  The general economic and political conditions in each country;

  •
  The effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States;

  •
  Tariff and trade regulations;

  •
  Difficulties in obtaining local business licenses or approvals;

  •
  Management of a geographically diverse organization; and

  •
  Difficulties and increased expenses in complying with a variety of foreign laws and regulations, including labor, employment and immigration laws where failure to comply could expose us to substantial fines and penalties and a reduction in our available workforce.

        The level and timing of the demand for our services and products could also be affected by changes in the applicable industry regulatory environments in foreign countries, including delays in deregulation or privatization affecting the pace at which licenses are awarded to telecommunication service providers.

        Expansion of our international operations may require significant expenditure of operating, financial and management resources and result in increased administrative and compliance costs that could harm our results of operations. In addition, by expanding our international operations, our revenues and earnings may be significantly affected by political instability and other political developments throughout the world, such as war and other international conflicts, civil unrest and local security concerns. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable.

Providing services outside the United States carries the additional risk of currency fluctuations and foreign exchange controls imposed by certain countries since many of our non-U.S. projects are undertaken in local currency.

        Although we generally incur project expenses in the same currency in which payments are received under the contract, we do not currently engage in additional currency hedging activities to limit the risk of exchange rate fluctuations. Therefore, fluctuations in the currency exchange rate could have a negative impact on the profitability of our operations particularly if: (i) we cannot incur project expenses in the same currency in which payments are received under the contract; and (ii) there is a negative impact when converting back to U.S. dollars.

Our inability to anticipate or adapt to changes in technology may harm our competitive position, reputation and opportunities for revenue growth.

        We operate in a highly competitive environment that is subject to rapid technological changes and the emergence of new technologies. Our future revenues depend significantly upon the adoption and deployment by telecommunication customers of new technologies. Our success will depend on our ability to timely enhance our current product and service offerings to keep pace with new technologies and the changing needs of our customers. If we are not successful in responding to technological changes, or industry or marketplace developments, our competitive position, reputation and opportunities for revenue growth may be harmed.

We may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet our customers' needs or maintain the quality of our services.

        As a service business, our success depends significantly on our ability to attract, train and retain engineering, system deployment, managerial, marketing and sales personnel who have excellent technical skills, particularly as technology changes, as well as the interpersonal skills crucial to fostering customer satisfaction. Competition for highly skilled engineering, sales, marketing and support personnel is intense because there is a limited number of people available with the necessary technical skills and an understanding of the markets which we serve. We may have difficulty recruiting and retaining qualified technical personnel. In addition to recruitment difficulties, we must fully and properly train our new employees. Increased competition in the telecommunication industry is increasing the level of specific technical experience and training required to compete in the marketplace. This process is costly and resource constraints may impede our ability to quickly and effectively hire and train all of the personnel required to stay competitive in the marketplace.

Future acquisitions of new companies or technologies may result in disruption to our business and expose us to risks associated with acquisitions.

        We may make future acquisitions of, or investments in, other companies or technologies. Any future acquisitions or investments may require debt or equity financing, or the issuance of shares, which could be dilutive to our existing stockholders. In addition, our operating results may suffer as a result of any acquisition-related costs or impairment of goodwill and other intangible assets acquired in connection with an acquisition. In addition, acquisitions could expose us to a number of other risks and challenges, including:

  •
  Diversion of management's attention and resources;

  •
  Potential loss of key employees and customers of the acquired companies;

  •
  Difficult and costly integration of operations;

  •
  Lack of experience operating in the geographic market or industry sector of the acquired business;

  •
  Adverse effects on existing business relationships;

  •
  Risks associated with entering markets in which we have limited or no prior experience;

  •
  An increase in our expenses and working capital requirements; and

  •
  Exposure to unanticipated contingent liabilities of acquired companies.

        Any of these and other factors could disrupt our business and harm our ability to achieve the anticipated benefits of an acquisition.

The consolidation of telecommunication service providers could adversely impact our business.

        The telecommunications industry has been characterized by significant consolidation activity. This consolidation and the potential continuing trend towards future consolidation within the telecommunications industry may lead to a greater ability among telecommunication service providers to provide a comprehensive range of network services, which could lead to a reduction in demand for our services. Moreover, the consolidation of telecommunication service providers could reduce the number of our current or potential customers and increase the bargaining power of our remaining customers that may adversely impact our business.

Government regulations may adversely affect our business.

        Our products and services are subject to federal and state regulations in the United States and foreign regulations. We believe that we will be able to comply in all material respects with the laws and regulations governing the telecommunication industry and our products and services, and that such laws will not have a material effect on our operations. However, various foreign, federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to meet our customers' needs.

        Our future success and our ability to sustain our revenue growth depend upon the continued service of our executive officers and other key personnel. The loss of any of our key employees, in particular Rupert Galliers-Pratt, the chairman of our board and our president and chief executive officer, Adam Bishop, president of Vistula, and Mark Scully, president of Vistula USA, could adversely affect our ability to meet our customers' needs. We have entered into an employment agreement with Mr. Scully for a term of 18 months, which term commenced as of January 1, 2004. At present, we do not have an employment agreement or any other agreement that obligates Messrs. Galliers-Pratt or Bishop to remain with us.

Our internal controls and procedures need improvement.

        Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the year ended December 31, 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. See "Item 8A. Controls and Procedures" elsewhere in this Form 10-KSB. We are in the process of implementing changes to respond to these matters, as well as evaluating, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Until we are able to effectively correct the identified material weakness, there could be a risk of accounting errors, which could have an adverse affect on our operations or financial results. There is no guarantee that the changes we implement will be effective.

The management of our finances and the quality and timeliness of our financial reporting may be adversely affected if we are unable to increase the size and capabilities of our internal administrative and finance function as our business grows.

        We have engaged an outside accounting firm (other than our independent registered public accounting firm) to provide financial management and accounting services on a temporary basis. If we are unable to continue to obtain sufficient financial management and accounting services on a cost-effective basis, our ability to effectively manage our finances and the quality and timeliness of our financial reporting could be adversely affected.

We will not be successful if we do not grow our customer base beyond our initial customers.

        Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

  •
  Customer unwillingness to implement our products and services;

  •
  Any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

  •
  New product or service introductions by our competitors;

  •
  Any failure of our products to perform as expected; or

  •
  Any difficulty we may incur in meeting customers' delivery requirements.

        If we do not expand our customer base to include additional customers that use our services and products, our revenues will not grow significantly, or at all.

If we do not respond rapidly to technological changes or to changes in industry standards, our products and services could become obsolete.

        The market for our products and services is characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and services and enhancements. The introduction of new products and services by competitors, the market acceptance of products and services based on new or alternative technologies or the emergence of new industry standards could render our existing or future products and services obsolete. If the industry standards adopted are different from those that we have chosen to support, market acceptance of our products and services may be significantly reduced or delayed. If our products and services become technologically obsolete, we may be unable to sell our products and services in the marketplace and generate revenues.

We will not retain customers or attract new customers if we do not anticipate and meet specific customer requirements and if our products and services do not adequately interoperate with our customers' existing networks.

        To achieve market acceptance for our products and services, we must effectively anticipate, and adapt in a timely manner to, customer requirements and offer products and services that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The introduction of new or enhanced products also requires that we carefully manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements, or to effectively manage the transition from older products, our ability to create or increase demand for our products would be seriously harmed and we may lose current and prospective customers.

        Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in loss of revenues or customers.

If we fail to compete successfully, our ability to increase our revenues or achieve profitability will be impaired.

        Competition in the telecommunications market is intense. This market has historically been dominated by large companies. In addition, a number of smaller companies, including BonNet, Fewhurst, C2C and Total X, have products and services that address similar market opportunities to that which we and our subsidiaries address. Many of these competitors have also been in the market for longer than us and have larger existing customer bases. Some of these competitors, such as Broadsoft (which has raised greater than $60 million in venture capital funding), have greater financial resources than we do, including investment from major private equity funds. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

        Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including the ability to offer financing programs. If we are unable or unwilling to offer vendor-sponsored financing, prospective customers may decide to purchase products and services from one of our competitors who offers this type of financing. Furthermore, some of our competitors are currently selling significant amounts of other products and services to our current and prospective customers. Our competitors' broad product portfolios coupled with already existing relationships may cause our customers to buy our competitors' products and services.

        To compete effectively, we must deliver products and services that:

  •
  Provide extremely high reliability and quality;

  •
  Scale easily and efficiently;

  •
  Interoperate with existing network designs;

  •
  Provide effective network management;

  •
  Are accompanied by comprehensive customer support and professional services; and

  •
  Provide a cost-effective solution for customers.

        If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations, loss of revenues and reduced gross margins.

Our business is exposed to the general conditions of the telecommunications market.

        Our business is subject to global economic conditions, and in particular, market conditions in the telecommunications industry. Our operations could be adversely affected if declines in capital spending from telecommunications service providers continue. If global economic conditions worsen, or if the prolonged slowdown in the telecommunications industry continues, then we may experience adverse operating results.

The markets for wholesale voice services (particularly VoIP services) and pre-pay products are new and evolving and, if these markets do not develop as expected, then it could have a material adverse effect on our business.

        While we believe there is a significant growth opportunity in providing wholesale voice termination services (including VoIP services) and pre-pay products to carriers and operators, there can be no assurances that these technologies will be widely accepted or that a viable market for our services and products will fully develop or be sustainable. If these markets do not develop, or develop more slowly than expected, then we may not be able to sell our products or services in significant volume, or at all. Due to the intense competition in these markets and with respect to VoIP services, the relatively recent introduction of this technology, there can be no assurance that we will succeed in these evolving marketplaces.

Intellectual property infringement claims against us or any of our subsidiaries, even without merit, could require us to enter into costly licenses or deprive us of the technology we need.

        Our industry is technology intensive. As the number of competitors in our target markets increases and the functionality of the products produced by such competitors further overlaps, third parties may claim that the technology we develop or license infringes their proprietary rights. Any claims against us or any of our subsidiaries may affect our business, results of operations and financial conditions. Any infringement claims, even those without merit, could require us to pay damages or settlement amounts or could require us to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could have a material adverse effect on our results of operations and financial condition. If successful, a claim of product infringement could deprive us of the technology we need altogether.

Failure to protect our intellectual property rights could have a material adverse effect on our business.

        Our success depends in part upon the protection of our proprietary products. We have taken steps that we believe are adequate to establish, protect and enforce our intellectual property rights. We cannot assure you that these efforts will be adequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use our products or technology.

If our products contain defects, then our sales are likely to suffer, and we may be exposed to legal claims.

        Our business strategy calls for the development of new products, services and enhancements which may from time to time contain defects or result in failures that we did not detect or anticipate when introducing such products, services or enhancements to the market. In addition, the markets in which our products and services are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of our products and services. Despite product testing by us, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of our products, delays or cessation of service to our customers or legal claims by customers against us.

        To the extent that contractual provisions that limit our exposure to legal claims are unenforceable or such claims are not covered by insurance, a successful products liability claim could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to litigation.

        We may be subject to claims involving how we conduct our business or the market for or issuance of our common stock or other securities. Any such claims against us may affect our business, results of operations and financial conditions. Such claims, even those without merit, could require us to pay damages or settlement amounts and would require a substantial amount of time and attention from our senior management as well as considerable legal expenses. Although we do not anticipate that our activities would warrant such claims, there can be no assurances that such claims will not be made.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vistula Communications Services, Inc.

        We have audited the accompanying consolidated balance sheets of Vistula Communications Services, Inc. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vistula Communications Services, Inc. and its wholly-owned subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 29, 2005

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,221	$88,644
Accounts receivable	55,991	244,213
Prepaid expenses and other current assets	228,870	170,012

Total current assets	288,082	502,869
Property and equipment, net	1,997,621	149,940

Total assets	$2,285,703	$652,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$537,660	$668,419
Accrued expenses	1,044,343	113,317
Due to stockholder	801,630	64,602
Convertible promissory note to related party	175,000	—

Total current liabilities	2,558,633	846,338
Capital lease obligation	1,971,167	—
Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 and 40,000,000 shares authorized in 2004 and 2003, respectively; 24,454,406 and 23,885,000 issued and outstanding in 2004 and 2003, respectively	24,454	23,885
Additional paid-in capital	2,608,581	398,276
Deferred compensation	(399,000)	—
Accumulated deficit	(4,394,997)	(599,721)
Cumulative translation adjustment	(83,135)	(15,969)

Total stockholders' deficit	(2,244,097)	(193,529)

Total liabilities and stockholders' deficit	$2,285,703	$652,809

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

	2004	2003
Net revenues	$2,335,408	$1,239,757
Cost of revenues	2,248,128	1,040,605

Gross profit	87,280	199,152
Selling, general and administrative expenses	3,761,768	787,769

Loss from operations	(3,674,488)	(588,617)
Interest income (expense)	(120,788)	1,784

Net loss	$(3,795,276)	$(586,833)

Weighted-average basic and diluted shares outstanding	24,233,420	18,413,750

Net loss per common share basic and diluted	$(0.16)	$(0.03)

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders' Deficit

	Common Stock
			Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders' Deficit	Comprehensive Loss
	Shares	Amount
Balance, January 1, 2003	2,000,000	$2,000	$(1,998)	$—	$(12,888)	$(194)	$(13,080)
Issuance of common stock	4,500,000	4,500	(4,334)	—	—	—	166
Issuance of common stock pursuant to employment and consulting agreements	17,385,000	17,385	(16,768)	—	—	—	617
Contribution of services and payment of Company expenses by stockholders	—	—	421,376	—	—	—	421,376
Net loss	—	—	—	—	(586,833)	—	(586,833)	$(586,833)
Change in cumulative translation adjustment	—	—	—	—	—	(15,775)	(15,775)	(15,775)

								$(602,608)

Balance, December 31, 2003	23,885,000	23,885	398,276	—	(599,721)	(15,969)	(193,529)
Contribution of services by stockholders	—	—	262,141	—	—	—	262,141
Issuance of common stock	100,000	100	44,900	(40,000)	—	—	5,000
Issuance of common stock pursuant to marketing and distribution agreement	50,000	50	22,450	—	—	—	22,500
Issuance of common stock for services rendered	419,406	419	188,314	—	—	—	188,733
Issuance of stock options	—	—	1,692,500	(1,692,500)	—	—	—
Amortization of deferred compensation	—	—	—	1,333,500	—	—	1,333,500
Net loss	—	—	—		(3,795,276)	—	(3,795,276)	(3,795,276)
Change in cumulative translation adjustment	—	—	—	—	—	(67,166)	(67,166)	(67,166)

								$(3,862,442)

Balance, December 31, 2004	24,454,406	$24,454	$2,608,581	$(399,000)	$(4,394,997)	$(83,135)	$(2,244,097)

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(3,795,276)	$(586,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,460	22,841
Loss on disposal of property and equipment	43,300	—
Contribution of services by stockholder	82,500	110,000
Payment of Company expenses by stockholders recorded as a capital contribution	179,642	244,479
Company expenses paid by stockholder recorded as due to stockholder	792,413	141,087
Issuance of common stock for services rendered	188,733	—
Issuance of common stock pursuant to marketing and distribution agreement	22,500	—
Non-cash compensation expense	1,333,500	617
Non-cash interest expense	115,334	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	188,222	(163,067)
Prepaid expenses and other current assets	(58,858)	(170,012)
Increase (decrease) in:
Accounts payable	(130,759)	723,892
Accrued expenses	931,026	(775)

Net cash (used in) provided by operating activities	(64,263)	322,229
Cash flows from investing activities:
Purchases of property and equipment	(68,459)	(158,336)

Net cash used in investing activities	(68,459)	(158,336)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	166
Proceeds from notes payable	175,000	—
Payments on due to stockholder	(55,385)	(51,300)

Net cash provided by (used in) financing activities	124,615	(51,134)
Effect of exchange rates on cash	(77,316)	(30,221)

Net (decrease) increase in cash and cash equivalents	(85,423)	82,538
Cash and cash equivalents, beginning of period	88,644	6,106

Cash and cash equivalents, end of period	$3,221	$88,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Equipment acquired pursuant to capital lease obligation	$1,855,835	$—
Forgiveness of shareholder loan	$—	$66,899

Vistula Communications Services, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF ORGANIZATION

        VCS, Inc. was incorporated on September 22, 2003 for the purpose of merging with two entities under common control, Vistula Limited (Vistula) and Cardlink Services Limited (Cardlink). VCS, Inc. changed its name to Vistula Communications Services, Inc. on March 4, 2004; hereafter, Vistula Communications Services, Inc. and its wholly-owned subsidiaries, as defined, are collectively referred to as "the Company."

        Vistula is a provider of telephone and internet call services throughout the world. Cardlink is currently an inactive company that plans to be a provider of prepayment processing software to mobile network operators.

        Pursuant to the stock purchase agreement dated March 2, 2004, the Company exchanged 21,885,000 shares of common stock for the 21,885 outstanding shares of Cardlink, and 2,000,000 shares of common stock for the 1 outstanding share of Vistula. Prior to the share exchange, Cardlink was owned by a single control group, consisting of the Chairman of the Company's Board of Directors (the Chairman), along with members of his immediate family (who with the Chairman collectively owned a majority of Cardlink) and other shareholders bound by contract to act in concert with the Chairman with regards to the share exchange. Since its inception in August 2002, Vistula was owned entirely by an entity controlled by the Chairman and his immediate family.

        The Chairman and his immediate family acquired 98% of Cardlink from Metromedia International Telecommunications Inc. (MITI) on April 3, 2003 for $160. At the time of the acquisition and through the date of the share exchange with the Company, Cardlink was a dormant shell company, with only nominal assets and no operations. In June 2003, the Chairman and his immediate family distributed shares of Cardlink common stock to certain individuals and consultants. The distribution was designed to provide the individuals and consultants a specific percentage in the Company on a post-share exchange basis. As a condition of the stock grants, these shareholders contractually agreed to act in concert with the Chairman and his immediate family with respect to the share exchange with the Company. As a result, substantially all shares of both Cardlink and Vistula were controlled by the Chairman and his immediate family. Accordingly, the share exchange was accounted for as a reorganization of entities under common control. Pursuant to this accounting method, the accounts of the Company have been combined with those of Cardlink since April 3, 2003 and Vistula for all periods presented as if the entities were historically organized in a manner consistent with the share exchange. The assets and liabilities of Cardlink and Vistula are recorded at historical cost and the Company's equity accounts reflect the historical equity accounts of Cardlink and Vistula, as well as the par value of the Company shares issued in the share exchange.

        Since its inception, the Company has sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as from other of the Chairman's personal assets. The credit facility was established by the Chairman in February 2003 and was first drawn upon by the Chairman in May 2003. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. As of December 31, 2004, the Chairman has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by the Company. Seven letters of credit in the aggregate amount of $1,442,000 have been issued by the lender under the credit facility in favor of vendors to the Company at the request of the Chairman. As of December 31, 2004, approximately $204,000 was undrawn and available under the credit facility. The Company may obtain future advances from the Chairman from both the credit facility and the

Chairman's other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company's vendors to secure the Company's obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company's vendors, the Company expects the Chairman to continue providing funds for operations in 2005 as and if needed until such time that our operations are self-sustaining or we raise additional external capital, as the case may be. See Note 13 for a description of third party funding that the Company has received subsequent to December 31, 2004.

        The Company is subject to risks common to rapid growth technology-based companies, including a limited operating history, dependence on key personnel, the need to raise capital, rapid technological change, competition from substitute products and larger companies, and the need for the successful development and marketing of commercial products and services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Foreign Currency

        The Company uses the United States dollar as its reporting currency; the British pound is the functional currency of two of its wholly-owned subsidiaries. Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which are in effect during the year. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders' deficit in the consolidated balance sheet. Transaction gains (losses) were immaterial for the years ended December 31, 2004 and 2003.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

  Accounts Receivable

        Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At

December 31, 2004 and 2003 the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

  Property and Equipment

        Property and equipment is stated at cost. Additions and improvements are capitalized, and ordinary repairs and maintenance are charged to expense as incurred.

        The Company provides for depreciation expense using the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Estimated Useful Life
Telecommunications equipment	3-5 years

  Revenue Recognition

        The Company's revenue is derived primarily from fees charged to terminate voice services over the Company's network. The Company recognizes such revenue, net of reserves, when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. The Company reserves for potential billing disputes at the time revenue is recognized. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. Amounts billed in advance of the service month are recorded as deferred revenue and recognized as revenue as the underlying services are rendered.

        Reciprocal compensation is the amount paid by one carrier to complete particular calls on another local exchange carrier's network. Reciprocal compensation paid to and received from other carriers is based on contractual fixed rate per minute charges. The Company has one reciprocal compensation agreement whereby the Company and the counterparty buy and sell call termination services to each other with periodic net cash settlements. The Company applies the receipt of reciprocal compensation against the cost of reciprocal compensation and reflects the net amount as either revenue (receipts greater than costs) or expense (costs greater than receipts) at each settlement date.

        The Company has entered into transactions such as buying, selling, swapping or exchanging capacity to complete and complement its network. In general, these transactions represent the exchange of productive assets not held for sale in the ordinary course of business and, as such, do not result in the culmination of the earnings process. Accordingly, the Company does not recognize any revenue for these types of transactions. The Company accounts for the exchange of a non-monetary asset based on the recorded amount of the non-monetary asset relinquished with no gain or loss recognized in accordance with Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-Monetary Transactions.

  Stock-Based Compensation

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to APB No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Non-Monetary Transactions.

        In accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services, the Company records compensation expense equal to the fair value of the option granted to non-employees over the vesting period, with periodic remeasurement of fair value when applicable, which is generally the period of service. See Note 10 for options accounted for in accordance with EITF No. 96-18.

        SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock options used to compute pro forma net loss is the estimated fair value at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2004:

Risk-free interest rate	3.55%
Expected volatility	80%
Expected lives	5 years
Expected dividend	—

        The per-share, weighted-average grant date fair value of options granted during the year ended December 31, 2004 was $.39; no options were granted or outstanding in 2003.

        For purposes of pro forma disclosures, the estimated fair value of the stock-based compensation is amortized over the vesting period of the award. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of FAS 123, the Company's net loss and net loss per share for the year ended December 31, 2004 would have been as follows:

Net loss attributable to common stockholders as reported	$(3,795,276)
Add: Stock-based employee compensation expense included in reported net loss	1,333,500
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,445,736)

SFAS No. 123 Pro forma net loss	$(3,907,512)

Basic and diluted net loss per share
As reported	$(0.16)
SFAS No. 123 Pro forma	$(0.16)

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period.

  Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Dilutive securities include stock options, convertible debt and warrants. The Company's outstanding stock options and warrants are not included in the calculation of loss per share because their inclusion would be antidilutive. As discussed in Note 1, the weighted average number of common shares for 2003 is based on the number of shares issued in the share exchange for Vistula for all periods presented, plus the weighted average shares issued for Cardlink as if such shares were issued on April 3, 2003.

  Concentration of Credit Risk and Significant Customers

        The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. At December 31, 2004 and 2003, the percentages of revenue and accounts receivable attributable to the Company's significant customers were as follows:

  2004

Customer	Revenue	Accounts Receivable
A	26%	*
B	24	47%
C	16	12
D	12	*
E	*	15
F	*	13

  2003

Customer	Revenue	Accounts Receivable
A	12%	21%
B	11	18
C	*	*
D	28	17
E	17	11
F	11	*
G	*	11

*
Customer represents less than 10% of total.

  Comprehensive Income

        The Company reports its comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of cumulative translation adjustment for the years ended December 31, 2004 and 2003.

  Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments, which include cash, receivables and convertible debt, approximate fair value due to the short maturities of those instruments.

  Recently Issued Accounting Standard

        On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted in fiscal periods beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on January 1, 2006.

        SFAS No. 123R permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS No. 123R.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method. Accordingly, the adoption of SFAS No. 123R's fair value method may have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to the Company's financial statements. The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

3. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31, 2004 and 2003:

	2004	2003
Telecommunications equipment	$2,068,946	$172,781
Less—accumulated depreciation	71,325	22,841

	$1,997,621	$149,940

        Depreciation expense was $43,460 and $22,841 for the years ended December 31, 2004 and 2003, respectively.

4. ASSET PURCHASE

  Asset Purchase

        In January 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to re-certify or re-license such assets by June 30, 2004. The Company agreed to lease the equipment until it completed the purchase. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment was $1,670,000 and 725,000 shares of common stock and the agreement was extended through April 1, 2005. The agreement was further amended on March 15, 2005, at which time the Company completed the purchase. In consideration for the equipment purchased, the Company paid $500,000 in March 2005, issued 725,000 shares of common stock, and issued a promissory note for $1,170,000. The promissory note bears interest at 8.25% per annum and is payable monthly in arrears. Principal payments of $150,000 are due on September 30, 2005 and December 31, 2005, with the balance of the principal ($870,000) due on March 15, 2006.

        The Company has accounted for this arrangement as a capital lease in accordance with SFAS No. 13 Accounting for Leases.

        The Company recorded the present value of the minimum lease payments as an asset of $1,855,835. The equipment was not placed in service during 2004. The future minimum lease payments related to the capital lease is $2,000,000, which includes $144,165 related to interest. The Company recorded $115,332 related to interest expense on the capital lease for the year ended December 31, 2004. The Company does not have any minimum sublease rental income related to the capital lease. There were no contingent rentals during the year ended December 31, 2004.

        The Company has deemed the May 5, 2004 amendment described above to be a modification of the lease pursuant to SFAS No. 13. As of May 5, 2004, the balance of the asset and associated capital lease obligation was adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the modified agreement and the present balance of the obligation, with no resulting gain or loss recognized. Under certain circumstances, the cash portion of the obligation was convertible into the Company's common stock, at the lessor's option. The Company accounted for the conversion feature associated with the capital lease obligation included in the May 2004 amendment pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, whereby the Company measured the beneficial conversion feature on the amendment date, but did not record any charge until the contingencies were resolved. Upon completion of the purchase in March 2005, the conversion feature expired, therefore no charge was recorded. The promissory note does not include a conversion feature.

5. BALANCE SHEET DETAIL

        Prepaid expenses and other current assets consisted of the following at December 31, 2004 and 2003:

	2004	2003
Prepaid royalties	$150,000	$—
Prepaid call termination charges	28,756	101,449
Equipment rent	41,707	33,555
Other	8,407	35,008

	$228,870	$170,012

        Accrued expenses consisted of the following at December 31, 2004 and 2003:

	2004	2003
Professional fees	$573,323	$106,842
Salary	167,500	—
Travel	107,767	—
Directors' fees	59,346	—
Printing	50,764	—
VAT payable	47,024	—
Rent	25,848	—
Deferred revenue	—	6,475
Other	12,771	—

	$1,044,343	$113,317

6. EQUITY

  Stock Incentive Plan

        In February 2004 the board of directors adopted the 2004 Stock Incentive Plan (the "Plan"). Under the Plan, the Company may grant incentive stock options, non-statutory stock options and restricted stock which aggregate 6,000,000 shares of the Company's common stock. The Board has the authority to select the employees, officers, directors, consultants and advisors to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may be up to 10 years or provided that incentive stock options issued to a stockholder owning in excess of 10% of the Company's common stock, may not have a term of more than five years.

        Options for a total of 4,825,000 have been granted under the Plan. On June 30, 2004 two employees terminated their employment with the Company. As a result, 1,500,000 options previously granted were forfeited. Pursuant to an employment agreement, another employee has a contractual right to the grant of the terminated options. The Company has therefore treated all options as outstanding at December 31, 2004 for purposes of calculating stock compensation expense. The

Company has reflected charges to earnings for the year ended December 31, 2004 of $593,500 for the compensation value of these options granted. At December 31, 2004, an additional $399,000 of deferred compensation remains on the accompanying balance sheet that will be amortized over future periods as the underlying stock options vest.

        On May 5, 2004, the Company issued 75,000 options to purchase common stock to a director. The options have an exercise price of $0.05 and vest in five equal quarterly installments. The Company has recorded the difference between the fair market value of the Company's stock and the exercise price as deferred compensation and will amortize to compensation expense over the vesting period.

        Information with respect to activity under the Plan is as follows:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2003	—	$—
Options granted	6,325,000.10
Options forfeited	(1,500,000)	—
Options exercised	—	—

Balance at December 31, 2004	4,825,000	$.10

        There were 4,230,000 options exercisable at December 31, 2004. At December 31, 2004, the Company had 1,175,000 options available for future grant.

        On October 19, 2004, the Company granted 2,000,000 options to purchase common stock to its then newly-appointed chief executive officer. The options have an exercise price of $.10 per share and were fully vested upon grant. The Company recorded the difference between the fair market value of the Company's common stock and the exercise price as compensation expense in the fourth quarter of 2004, resulting in a non-cash charge of $700,000. In February 2005 this officer resigned and agreed to relinquish 1,800,000 options in exchange for a right to exercise all or any part of the remaining 200,000 options for a period of 12 months from termination.

  Common Stock

        On May 5, 2004, the Company sold 100,000 shares of common stock to a director at $0.05 per share for total proceeds of $5,000. The Company has recorded the difference between the fair market value of the Company's common stock and the $0.05 purchase price per share of these shares as compensation expense.

  Issuance of Convertible Promissory Notes to Related Party

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

7. INCOME TAXES

        The Company did not record a provision for federal, state or foreign income taxes for the years ended December 31, 2004 and 2003 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

        The Company's combined effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

	2004	2003
Income tax benefit computed at the federal statutory rate	(34)%	(34)%
Foreign rate differential	4%	4%
Non-deductible contributed services	2%	22%
Change in valuation allowances	28%	8%
Other	—%	—%

Total	—%	—%

        Significant components of the Company's net deferred tax assets as of December 31, 2004 and 2003 were as follows:

        Deferred tax assets:

	2004	2003
Foreign loss carryforwards	$1,059,941	$49,638
Deferred tax asset valuation allowance	(1,059,941)	(49,638)

Total deferred tax assets	$—	$—

        The Company has gross foreign tax loss carryforwards of approximately $1,110,000 that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain future foreign income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. During the years ended December 31, 2004 and 2003,the valuation allowance increased by $1,010,303, and $49,638, respectively.

8. COMMITMENTS AND CONTINGENCIES

  Service Agreement

        During September 2003, the Company entered into a services agreement with Telehouse International Corporation of Europe Limited (Telehouse) for the use of certain equipment and services.

        Future minimum service commitments for the years ended December 31 are as follows:

2005	$100,183
2006	66,789

$166,972

        Services expense, classified as a cost of revenue in the accompanying consolidated statement of operations, under this agreement was $18,723 and $27,222 for the years ended December 31, 2004 and 2003, respectively.

        The service agreement is also secured by a letter of credit that is personally guaranteed by the Chairman.

  Operating Lease

        During 2003, the Company entered into a non-cancelable operating lease for certain equipment. The operating lease expired in August 2004 and automatically renews for subsequent one-year periods, unless terminated by either party. Rent expense under this operating lease was $104,000 and $55,000 for the years ended December 31, 2004 and 2003, respectively. During February and August 2004, the Company entered into two non-cancelable leases for office space in Los Angeles, California and London, England, respectively. The London lease requires a minimum payment of approximately $2,000 per month and expired in January 2005. This agreement is renewable on a month-to-month basis thereafter. The California lease requires a minimum payment of $2,100 per month and the initial term of the agreement expired in February 2005. The lease was automatically renewed for a one year term. The Company recorded $14,500 of rent expense related to the California lease during the year ended December 31, 2004. Also, commencing in March 2005, the Company established its principal executive offices in New York under a month-to-month tenancy at the rate of $4,000 per month under an agreement with Hermitage Capital Corp.

        Future minimum lease commitments for these operating leases for the years ended December 31 are as follows:

2005	$115,200
2006	4,200

$119,400

  Credit Facility

        Since its inception, the Company has sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as other of the Chairman's personal assets. The credit facility was established by the Chairman in February 2003 and was first drawn upon by the Chairman in May 2003. Borrowings are payable upon demand. Interest accrues at the bank's base rate plus 2% for the first $300,000 of borrowings and at the bank's base rate plus 5% on all additional borrowings. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the

Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. At December 31, 2004, the Chairman had drawn approximately $262,000 under this facility to pay expenses incurred and accrued by the Company and its affiliates. Seven letters of credit in the aggregate amount of $1,442,000 have been issued by the lender under the credit facility, of which $514,000 have been issued in favor of vendors to the Company and its affiliates at the request of the Chairman. The standby letters of credit were issued in order to obtain credit from the Company's vendors. As of December 31, 2004, approximately $204,000 was undrawn and available under the credit facility and $2,796,000 was outstanding. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman's other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company's vendors to secure the Company's obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company's vendors, the Company expects the Chairman to continue providing funds for operations in 2005 as and if needed, until such time that the Company raises external capital. In the absence of external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. Although the Company did raise external capital subsequent to December 31, 2004 (see Note 13), there can be no assurances that the Company can continue to raise such capital on acceptable terms, if at all.

        The credit facility is secured by certain property in which the Chairman has a beneficial interest. The credit facility is guaranteed by the Company's wholly owned subsidiary, Vistula Limited. The lender under the credit facility requested that Vistula Limited provide the guarantee as a condition to providing the facility since it was anticipated that a portion of the drawings under the facility would be advanced to, or used to pay expenses of, Vistula Limited. Vistula shall be required to perform its obligations under the guarantee in the event that the Chairman fails to pay to the lender any amounts payable under the credit facility when due. The maximum amount of future payments the guarantor could be required to make under the guarantee is $3,000,000, plus interest, fees, costs and expenses payable to the lender under the credit facility. The guarantee shall continue in effect until all of the obligations and liabilities of the Chairman under the credit facility have been paid or satisfied in full. The Company has no recourse provisions that would enable it to recover monies from third parties with respect to amounts it is required to pay under the guarantee. The Company does not have any collateral it could obtain to recover amounts paid under the guarantee. The Company evaluated the fair value of the guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability has been recorded.

  Employment Agreements

        In January 2004, the Company entered into employment and non-competition agreements with three key individuals. These agreements have initial terms that began on January 1, 2004 and end between March 2005 and June 2005 and may be renewed for successive annual terms if both the Company and the employee agree in writing. The agreements annually provide for salaries totaling $300,000, as well as bonuses totaling $285,000 if certain Company performance goals are achieved, as defined in the agreement. As of December 31, 2004 no bonuses have been accrued or paid as such goals have not been met. If the Company elects to terminate the employees without cause, the employees are entitled to receive severance payments equal to six months of their salaries. Two of the employees resigned effective June 30, 2004, with no further amounts due to either individual.

  Distribution and Marketing Agreement

        On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, "NetYantra") pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the Company's V-Cube™ IP-PBX software platform to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to the Company by NetYantra, the Company paid NetYantra $150,000 (the "Initial Payment") and is required to:

  •
  pay NetYantra the amount of $250,000 (the "Second Payment") on the day immediately following the first anniversary of the signing of the agreement; and

  •
  pay NetYantra fifty percent of certain net revenues which the Company derives from the distribution of the V-Cube™ platform.

        Amounts paid by the Company pursuant to the Initial Payment and the Second Payment are creditable against future royalty commitments. Accordingly, the Company recorded the amount paid pursuant to the Initial Payment, and will record the amount due pursuant to the Second Payment as prepaid royalties, and will expense such prepaid amounts as royalties accrue. Should the Company fail to make any of these payments, NetYantra may terminate the agreement.

        In addition, in the event that the Company's common stock is quoted or traded on a stock market on or before the first anniversary of the agreement, the Company must also issue to NetYantra shares of the Company's common stock having a market value of $1,000,000 based on the opening price of the Company's common stock on the first day of trading (or, at the Company's option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares). Should the Company fail to issue these shares or make the cash payment, NetYantra may terminate the agreement. This payment, whether in the form of common stock or cash, is not creditable towards royalty commitments and will be expensed when and it if becomes payable.

        During the three months ended September 30, 2004, the Company paid NetYantra $50,000 towards the required Initial Payment under the agreement. On September 9, 2004, NetYantra agreed to extend the date by which the Company was required to pay the remainder of the Initial Payment until October 15, 2004. In consideration for this extension, the Company agreed to pay NetYantra an additional payment of $25,000 and to issue to NetYantra 50,000 shares of the Company's common stock, valued at $.45 per share, the fair value of the Company's common stock on that date. The additional payment of cash and stock is not creditable towards future royalties and was expensed. The remaining portion of the Initial Payment and the additional payment of $25,000 were paid on behalf of the Company by one of its stockholders on October 8, 2004 and was recorded as a contribution to capital in the fourth quarter of 2004. The Company issued the 50,000 shares to NetYantra on October 1, 2004.

        The Agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to the Company under the Agreement after a period of two years for any reason.

  Private Placement Fee

        Shortly after the first closing of the private placement described in Note 13, the Company received a letter on behalf of Kevin Dann & Partners ("KDP"), a placement agent we had retained prior to our engagement of IndiGo Securities, LLC (see Note 10), demanding a placement fee of $227,000. The letter also included a claim that KDP would be entitled to additional fees in the event of future closings. In the Company's response to this letter, the Company denied any such liability to KDP.

  Litigation

        The Company from time to time may become a party to various legal proceedings arising in the ordinary course of business. Management will evaluate these claims as they arise with the assistance of legal counsel and will make accounting entries and disclosures as appropriate.

9. RELATED PARTY TRANSACTIONS

  Contributed Services

        During the years ended December 31, 2004 and 2003 and for the period from inception (August 30, 2002) through December 31, 2002 certain stockholders contributed services to the Company. Pursuant to Staff Accounting Bulletin Topic 5T (SAB.T.5T), the Company recorded compensation and a corresponding credit to additional paid-in capital of approximately $82,500 and $110,000 for these services during the years ended December 31, 2004 and 2003, respectively.

  Expenses Paid By Stockholder

        During the years ended December 31, 2004 and 2003, the Chairman and another stockholder paid certain legal, accounting and operating expenses on behalf of the Company. Pursuant to SAB.T.5T, expenses not expected to be repaid of approximately $181,000 and $311,000 were recorded as expense and charged to additional paid-in capital for the years ended December 31, 2004 and 2003, respectively. Expenses that are expected to be repaid of $801,630 and $64,602 are included in due to stockholder at December 31, 2004 and 2003, respectively. The amounts due to stockholder do not bear interest.

  Common Stock

        On May 5, 2004, the Company sold 100,000 shares of common stock to a director at $0.05 per share for total proceeds of $5,000. The Company recorded $40,000 as compensation expense based on the difference between the fair market value of the Company's common stock ($0.45) and the $0.05 purchase price per share of these shares.

        In June 2003, the Company issued 17,385,000 shares of common stock to employees and consultants for services performed as discussed further in Note 1. The Company recorded $617 of compensation expense related to the issuance of these shares.

10. INVESTMENT BANKING AGREEMENT

        In October 2003, the Company entered into a service agreement with an investment bank. Pursuant to the agreement, the Company issued 419,406 shares of common stock to the investment bank in lieu of service fees in May 2004. The Company recorded $188,733 as administrative expense upon issuance of these shares in accordance with EITF No. 96-18.

11. EARNINGS PER SHARE

        The following table is the computation of basic and diluted earnings per common share computed in the manner described in Note 2 for the years ended December 31, 2004 and 2003:

	2004	2003
Net loss available for common shares and assumed conversions	$(3,795,276)	$(586,833)

Weighted-average basic and diluted common shares outstanding	24,233,420	18,413,750

Net loss per common share basic and diluted	$(0.16)	$(0.03)

        Options to purchase 4,825,000 shares of common stock for the year ended December 31, 2004 have been excluded from the computation of net loss per share as their effect would have been antidilutive.

12. GEOGRAPHIC AND SEGMENT INFORMATION

        Financial information by geographic area for the years ended December 31, 2004 and 2003 was as follows:

	2004	2003
Net revenues:
United States	$700,946	$515,120
United Kingdom	1,356,325	139,546
Europe (excluding U.K.)	278,137	585,091

	$2,335,408	$1,239,757

Loss from operations:
United States	$(2,706,742)	$102,824
United Kingdom	(803,064)	(808,459)
Europe (excluding U.K.)	(164,682)	117,018

	$(3,674,488)	$(588,617)

Tangible long-lived assets:
United States	$1,855,835	$—
United Kingdom	141,786	149,940
Europe (excluding U.K.)	—	—

	$1,997,621	$149,940

        The Company is currently managed through one business segment, namely, the Vistula Companies. This includes Vistula Limited and Vistula USA, Inc. which are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers. The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers in these locations. As described in Note 1, Cardlink has been inactive since being acquired by the Chairman and his immediate family and therefore does not currently represent an active business segment.

13. SUBSEQUENT EVENTS

        On February 18, 2005 and March 4, 2005, the Company completed two closings of a private placement of convertible debentures and warrants to a group of sophisticated institutional and individual investors. In the two closings of the private placement, the Company sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,00 shares of common stock. In connection with the two closings of the private placement, the Company paid placement fees to the placement agent in the aggregate amount of $802,500. At the second closing, the Company also issued to the placement agent a warrant to purchase up to 802,500 shares of common stock at an initial exercise price of $1.00 per share. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date. The Company is currently in the process of finalizing its accounting for issuance of the convertible debentures and warrants, and expects that as a result of the application of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF Issue No. 98-5 and EITF Issue No. 00-27, it will allocate a significant portion of the proceeds to the warrant and the beneficial conversion feature. This will result in non-cash charges in future periods as the Company amortizes the resulting original issue discount over the life of the convertible debentures.

        On March 15, 2005, the agreement to purchase certain equipment as described in Note 4 above was amended, at which time the Company completed the purchase of this equipment. In consideration for the equipment purchased, the Company paid $500,000 in March 2005, issued 725,000 shares of common stock, and issued a promissory note for $1,170,000. The promissory note bears interest at 8.25% per annum and is payable monthly in arrears. Principal payments of $150,000 are due on September 30, 2005 and December 31, 2005, with the balance of the principal ($870,000) due on March 15, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

        Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-KSB. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective, except as discussed below, to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the year ended December 31, 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        Vitale, Caturano & Company's conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process, some of which occurred late in the audit process, and issues relating to the timely communication of information and documentation necessary to yield proper accounting consideration and recording. Among the issues identified or addressed late in the audit process were accounting for stock option arrangements, prepaid royalties, severance accruals, certain revenue contracts, reconciling and verifying shareholder loans, cutoff of accounts payable, and preparing complete financial statements with footnote disclosures.

        The matters identified in the Vitale, Caturano & Company letter have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified in the Vitale, Caturano & Company letter is attributable in significant part to the early development stage of the Company, capital constraints resulting from our inability to obtain financing during the year ended December 31, 2004, and our lack of full-time internal accounting and finance personnel.

        We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. The immediate responsive actions being taken include recruiting to increase staffing levels in certain areas of the finance organization. We have also implemented an automated accounting system for our U.S. operations. In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2006. Changes have been made and will be made to our internal controls as a result of these efforts.

        Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Our current directors and executive officers are:

Name	Age	Positions Held
Rupert Galliers-Pratt	53	Chief Executive Officer, President and Chairman of the Board
George R. Vaughn	51	Chief Financial Officer, Assistant Treasurer and Secretary
Adam Bishop	44	President, Vistula Limited
Mark Scully	47	President, Vistula USA, Inc.
J. Marcus Payne	52	Director(1)(2)(3)
Kevin West	40	Director
Anthony Warrender	54	Director(1)(2)(3)

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating Committee

        Rupert Galliers-Pratt.    Mr. Galliers-Pratt has served as chairman of our board of directors since our inception. He served as our President and Chief Executive Officer from our inception until September 1, 2004 and resumed service in those capacities on February 8, 2005. He also serves as chairman of the board of directors of our subsidiaries, Vistula Limited, Vistula USA, Inc. and Cardlink Services Limited. He was one of the founding shareholders of Vistula Limited, which we acquired in March 2004. Mr. Galliers-Pratt has served as chairman of Vistula Limited since its incorporation in August 2002. From 1996 through July 2002, he was a private investor. From 1992 through 1995, he served as chairman and chief executive officer of Petersburg Long Distance Inc. During that time, Mr. Galliers-Pratt was responsible for establishing ZAO PeterStar, which is the dominant Competitive Local Exchange Carrier in St. Petersburg and Altel, which was the first cellular operator in Kazakhstan. In addition to Petersburg Long Distance Inc., he has served on the board of directors of a number of listed companies in the United Kingdom and the United States including Optical Care (Bermuda) Limited and Symposium Telecom Inc.

        Mr. Galliers-Pratt was censured by the London Stock Exchange on July 24, 1996 for inadvertently failing to disclose in a document prepared in connection with the admission of Optical Care (Bermuda) Limited on the U.K. Alternative Investment Market, details of all his then current directorships and details of his then past directorships of companies that had gone into receivership or liquidation within 12 months of his being a director. When Mr. Galliers-Pratt became aware of the fact that these omissions had been made, he notified the London Stock Exchange immediately and compiled a detailed list of the omissions. In its public announcement of his censure, the London Stock Exchange accepted that the omissions were the result of error rather than being deliberate. Our board of directors has considered these matters in their entirety and believes that Mr. Galliers-Pratt is a fit and proper person to serve as the chairman of our board of directors and as our chief executive officer.

        George R. Vaughn.    Mr. Vaughn was appointed interim chief financial officer, assistant treasurer and secretary of VCS on June 30, 2004. In 1995, Mr. Vaughn founded Vaughn & Associates, P.C., a professional services organization that provides interim and part-time chief financial officer, outsourced financial management, and tax advisory services for emerging and established businesses. From 1990 to 1995, Mr. Vaughn was chief financial officer of XRL, Inc., a venture capital-backed manufacturer of semiconductor capital equipment, which was sold in 1995. Mr. Vaughn is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Vaughn has over twenty-five years of accounting, finance and operations experience. Mr. Vaughn holds a B.S. in Business Administration from Stonehill College.

        J. Marcus Payne.    Mr. Payne has served as a member of our board of directors since our inception. Mr. Payne is a senior partner and managing director of Parrington Associates Limited. Parrington provides consulting and management expertise to its clients in their international telecom ventures. In 1988, Mr. Payne founded InnerAsia Consulting Group, the predecessor to Parrington. Mr. Payne received a law degree from the Law School of The University of Western Ontario in London, Ontario, Canada. Mr. Payne is a member of our audit committee, compensation committee and nominating committee.

        Kevin West.    Mr. West has served as a member of our board of directors since our inception. Mr. West joined Vodafone Retail in the United Kingdom in May 1998 and since that time has held various senior Information Technology roles within Vodafone's U.K. organization. Until March 2002, Mr. West served as the director of Business Systems for Vodafone U.K. In October 2002, he was appointed to lead Business Systems Development, which combined all the various IT functions across the Vodafone U.K. organization. He currently represents Vodafone U.K. on the Vodafone Global CIO Council, which is responsible for setting Information Technology direction and strategy across the Vodafone organization. Prior to joining Vodafone in 1998, Mr. West held senior IT positions for Superdrug Stores PLC, which is part of the Kingfisher Group, and with IBM and British Telecom. Mr. West studied Telecommunications at Merton College in the United Kingdom.

        Anthony Warrender.    Since 1983, Mr. Warrender has been the president of Warrender Associates, Inc., a private financial consultancy and investment business based in Virginia. Prior to 1983, Mr. Warrender was a Vice President (investment banking) of J. Henry Schroder Corporation in New York. He has also served since 1987 as an executive director and chief financial officer of Taylor, Harris Insurance Services, Ltd, a privately-owned equine insurance agency. From October 1997 through November 2002, he also served as a non-executive director and chairman of the audit committee of the board for Oxus Mining PLC, a gold and base metals mining company operating in Central Asia. Mr. Warrender graduated with a M.A. from Christ Church, Oxford and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Warrender is a member of our audit committee, compensation committee and nominating committee.

        Mark Scully.    Mr. Scully has served as the chief executive officer and president of Vistula USA, Inc. from its inception in February 2004. Mr. Scully has significant experience as a senior executive in the telecommunications industry. From February 2001 through December 2003, he was the president and chief executive officer of TelcoXchange Network, Inc., an international voice and data carrier primarily serving the Asian market. From February 2001 through December 2002, he also served as a director of Boathouse Communications Partners LLC, a hybrid private equity and senior management consultancy firm focused on telecommunications and technology ventures. From March 1997 through June 2000, Mr. Scully served as the chief financial officer of New Global Telecom, a telecommunications services company providing, installing and managing international telecommunications networks. From October 1994 through December 1996, he served as president and chief operating officer of US Wats, Inc., a regional interexchange telecommunications company and from November 1987 through October 1994, served as chief financial officer of Call America Business Communications, a regional interexchange and enhanced telecommunication services provider. Mr. Scully holds a Masters degree in International Business Administration from the Monterey Institute of International Studies and a Bachelors degree from Pennsylvania State University.

        Adam Bishop.    Mr. Bishop has served as the president and chief executive officer of Vistula Limited, a wholly owned subsidiary of VCS, since its inception in September 2002. Mr. Bishop has significant experience as a senior executive in the international telecommunications industry. From 1991 to 1996, Mr. Bishop was a senior executive at British Telecom PLC. From 1997 to December 2001, Mr. Bishop served as the chief executive officer of Telemonde Inc., a provider of international bandwidth and fiber pipes. Mr. Bishop also served as a director of Symposium Telecom Inc., a U.S. listed telecommunications company. Mr. Bishop has spent over 20 years in the international communications field. Mr. Bishop graduated from London University with a degree in Physics.

        Our directors hold office until the next annual meeting of stockholders or until their successor is elected and qualified or until his or her earlier resignation or removal.

        Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors and executive officers.

Committees of the Board of Directors

        The board of directors currently has three standing committees. The board of directors has an audit committee which is responsible for overseeing all of our financial and legal and regulatory compliance functions, including matters relating to the appointment and activities of our independent registered public accounting firm, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent registered public accounting firm. The audit committee has adopted a written charter.

        The board of directors also has a compensation committee responsible for determining the compensation of our executive officers. The compensation committee also intends to adopt a written charter. The board of directors has also established a nominating committee. The purpose of the nominating committee is to identify individuals qualified to become members of the board, to recommend director nominees for each annual meeting of stockholders and nominees for election to fill any vacancies on the Board of Directors and to address related matters.

        Currently, two of our outside directors, Mr. Warrender and Mr. Payne, serve as members of the Audit Committee, the Compensation Committee and the Nominating Committee. Although the Board of Directors has not determined that any member of the Audit Committee is an "audit committee financial expert," as defined in the rules adopted by the Securities and Exchange Commission, the Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to discharge the responsibilities of the Audit Committee.

Code of Ethics

        The Board has approved and we have adopted a Code of Business Conduct and Ethics (the "Code"), applicable to all of our directors, officers and employees. The Audit Committee is responsible for reviewing and approving or rejecting all requested waivers to the Code, as such waiver(s) may apply to the Company's Chief Executive Officer, Chairman, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post our Code of Business Conduct and Ethics to our website (http://www.vistula.com) as soon as practicable, and until such time, we undertake to provide any person without charge, upon request, a copy of the Code. Persons interested in obtaining a copy of the Code are directed to send a written request to the Company at the following address: Suite 801, 405 Park Avenue, New York, New York 10022, Attn: Audit Committee.

Section 16(a) Beneficial Ownership Reporting

        Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such Officers, Directors, and stockholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

        Based solely on a review of the Forms 3, 4 and 5, and amendment thereto and written representations provided to us, we believe that during the fiscal year ended December 31, 2004, the following reporting persons filed late reports:

  •
  Oneta Associates, Inc., a holder of 10% or more of our outstanding common stock, did not timely file its initial report under Section 16(a) of the Securities Exchange Act of 1934. The filing requirement of the initial statement was not triggered as a result of a transaction in our common stock, but rather was required in connection with our registration under the the Securities Exchange Act of 1934.

  •
  Christopher S. Burke, our former CEO, President and Director, did not timely file a Form 4 relating to a single reportable transaction.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

        We pay our non-employee directors an annual fee of $25,000. The non-employee directors will also receive a fee of $1,000 for any regular or special meeting attended, or $500 for each telephonic meeting in which the director participated, for any meeting in excess of five meetings in any year. The meeting fees for the first five meetings of a year will be included within the annual fee paid to the director.

        We also pay each non-employee director who serves as the chair of the audit committee an additional annual fee of $10,000 and each non-employee director who serves as the chairman of the compensation and nominating committees an annual fee of $5,000. The other non-employee members of these committees will receive an annual fee of $2,500 for serving on the committee. The non-employee directors will also receive a fee of $600 for any regular or special meeting of a committee attended, or $300 for each telephonic meeting of a committee in which the director participated, for any meeting in excess of three meetings in any year. The meeting fees for the first three meetings of a year will be included within the annual committee fee paid to the directors.

        Directors who are not employees may also receive stock option grants under our option plan. We will also reimburse directors for out-of-pocket expenses incurred in attending board and committee meetings and undertaking certain matters on our behalf. If one of our non-employee directors spends a day outside of his or her own office in furtherance of our business, we will pay the director a per diem payment of $1,000. Directors who are our employees will not receive separate fees for their services as directors.

Executive Officer Compensation

Summary Compensation Table

        The following table provides summary information concerning the compensation earned by our chief executive officer and our other executive officers for services rendered for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002.

					Long-Term Compensation
		Annual Compensation
Name and Principal Position					Securities Underlying Options(#)
	Year	Salary($)		Bonus($)
Rupert Galliers-Pratt President, Chief Executive Officer and Chairman of the Board of Directors	2004 2003 2002	$0 0 0		$0 0 0	0 0 0
George R. Vaughn Chief Financial Officer, Assistant Treasurer and Secretary	2004 2003 2002	54,809 0 0	(3)	0 0 0	0 0 0
Adam Bishop President, Vistula Limited	2004 2003 2002	27,500 0 0	(4)	0 0 0	0 0 0
Mark Scully President, Vistula USA, Inc.	2004 2003 2002	120,000 0 0	(5)	0 0 0	2,750,000 0 0
Christopher S. Burke (1) President and Chief Executive Officer	2004 2003 2002	0 0 0		0 0 0	2,000,000 0 0	(2)

(1)
Resigned effective February 8, 2005.

(2)
Represents shares of our common stock issuable upon exercise of options as at December 31, 2004. After December 31, 2004, Mr. Burke forfeited options to purchase 1.8 million shares of our common stock in connection with his resignation.

(3)
Represents amounts earned by Vaughn & Associates, P.C. in the capacity of providing outsourced accounting services for the Company. Amounts paid during 2004 ($22,621) were paid to Vaughn & Associates, P.C. and not to Mr. Vaughn personally. The remaining amount earned ($32,188) represents amounts accrued, but not paid.

(4)
Represents cash payments of $27,500. Mr. Bishop contributed $82,500 in services for which he was not paid.

(5)
Represents amounts accrued, but not paid.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price($/Sh)	Expiration Date
Rupert Galliers-Pratt	0	—	—	—
George R. Vaughn	0	—	—	—
Adam Bishop	0	—	—	—
Mark Scully	2,750,000	58%	$.10	May 5, 2009
Christopher S. Burke	2,000,000	42%	$.10	October 19, 2009

  Employment Agreements

        On January 1, 2004, we entered into an employment agreement with Mark Scully, the president of Vistula USA and one of our named executive officers. The employment agreement was amended and restated on May 5, 2004. The amended and restated employment agreement has a term of 18 months. The terms of his employment agreement provide that Mr. Scully will receive a base salary at a monthly rate of $10,000 and he will be entitled to an annual bonus based on Vistula USA meeting certain performance milestones based on its gross profit margin. Mr. Scully will also receive a severance payment equal to six months of base salary if he is terminated without cause by Vistula USA.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        At the close of business on March 28, 2005, there were issued and outstanding 25,179,406 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of March 28, 2005 by:

  •
  Each person known by us to be the beneficial owner of more than five percent of our common stock;

  •
  Each of our directors;

  •
  Each executive officer named in the summary compensation table (including one former executive officer); and

  •
  All of our current directors and executive officers as a group.

        The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares beneficially owned include shares that may be purchased through the exercise of options that vest within 60 days of March 28, 2005.

	Shares Beneficially Owned
Name/Address of Beneficial Owner
	Number	Percent
Rupert Galliers-Pratt(1) Mawley Hall, Cleobury Mortimer Worcestershire, DY14 8PN, United Kingdom;	13,410,000	53.3%
Executive Management Services Limited Palm Chambers No.4 Fishlock Road Road Town Tortola, British Virgin Islands	9,000,000	35.7%

Oneta Associates, Inc. The Pasea Estate Road Town Tortola, British Virgin Islands	6,200,000	24.6%
Gryphon Master Fund L.P. 100 Crescent Court Suite 490 Dallas, Texas 75201	2,333,332	8.5%
Mark Scully(2) 859 Ophir Peak Road Incline Village, Nevada 89451	2,200,000	8.0%
George Galliers-Pratt Mawley Hall, Cleobury Mortimer Worcestershire, DY14 8PN, United Kingdom	1,350,000	5.4%
Adam Bishop(3) 44 Kenilworth Road London W1H 6LT, United Kingdom	500,000	2.0%
J. Marcus Payne(4) 5315 N. Clark Street Chicago, Illinois 60640	175,000	*
Anthony Warrender(5) 4392 Carrington Road Markham, Virginia 22643	160,000	*
Kevin West(6) 52 Briavels Court, Downs Hill Rd Epsom, Surrey, KT18 5HP, United Kingdom	100,000	*
George R. Vaughn(7) 639 Granite Street Braintree, MA 02184	0	*
Christopher Burke Greenmarsh Farm Bix, Henley-on-Thames Oxon, UK, RG9 4Ry	200,000	*
All current directors and executive officers as a group (7 persons)	16,545,000	60.3%

*
Indicates less than 1%

(1)
Includes 9,000,000 shares held by Executive Management Services Limited. Mr. Galliers-Pratt has indirect voting and investment power with respect to these shares. Also includes an aggregate of 3,150,000 shares held of record by the children of Mr. Galliers-Pratt. Mr. Galliers-Pratt is our chairman, president and chief executive officer.

(2)
Represents the number of shares that may be purchased through the exercise of options held by Mr. Scully or that the board is bound to grant to Mr. Scully pursuant to an employment agreement with Mr. Scully and that vest within 60 days of March 28, 2005. Excludes a total of 550,000 shares subject to options held by Mr. Scully or that the board is bound to grant to Mr. Scully pursuant to an employment agreement with Mr. Scully and that do not vest within 60 days of March 28, 2005. Mr. Scully is the president of our wholly owned subsidiary, Vistula USA, Inc.

(3)
Mr. Bishop is the president of our wholly owned subsidiary, Vistula Limited.

(4)
Represents shares held by Olympic Corporate Holdings Limited of which Mr. Payne is a director. Mr. Payne is a member of our board of directors.

(5)
Includes the number of shares that may be purchased through the exercise of options that vest within 60 days of March 28, 2005. Excludes a total of 15,000 shares subject to options held by Mr. Warrender that do not vest within 60 days of March 28, 2005. Mr. Warrender is a member of our board of directors.

(6)
Mr. West is a member of our board of directors.

(7)
Mr. Vaughn is our Chief Financial Officer, Assistant Treasurer and Secretary.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2004, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	4,825,000	$.10	1,175,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,825,000	$.10	1,175,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        One of our subsidiaries, Vistula Limited, has agreed to unconditionally guarantee the obligations of one of our principal stockholders under a credit facility established in the name of the stockholder. For more information, see "PART II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements."

        On March 2, 2004, we purchased all of the issued and outstanding ordinary shares of Cardlink and all of the issued and outstanding ordinary shares of Vistula. We issued an aggregate of 23,885,000 shares of common stock to the former shareholders of Vistula and Cardlink in exchange for all of the shares of Cardlink and Vistula. Mr. Rupert-Galliers-Pratt, the chairman of our board and our president and chief executive officer, and his affiliates, controlled Vistula and Cardlink prior to this transaction.

        On May 5, 2004, we sold 100,000 shares of our common stock to Mr. Anthony Warrender, one of our directors, for a total consideration of $5,000. On May 5, 2004, we also issued an option to purchase 75,000 shares of our common stock to Mr. Warrender.

        On May 5, 2004, we issued an option to purchase 1,250,000 shares of our common stock to Mr. Mark Scully, one of our named executive officers. VCS and our wholly owned subsidiary, Vistula USA, are parties to an amended and restated employment agreement with Mr. Scully pursuant to which Mr. Scully is employed as the president of Vistula USA, Inc. Pursuant to the amended and restated employment agreement, we are obligated to issue an additional option to Mr. Scully to purchase up to 1,500,000 shares of our common stock. For more information regarding these options and this employment agreement, see "Item 10. Executive Compensation."

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

ITEM 13. EXHIBITS

Exhibit Number	Exhibit Description
2.1(1)	Asset Purchase Agreement, dated as of January 5, 2004, by and between VCS, Inc. and MRS Partners LLC.
2.2(1)
Amendment and Indemnification Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., MRS Partners LLC and Manuel Vierra, Pepper Snyder, Steven Ziswasser, Seymour Ziswasser, and Kirk Rossman.
3.1(1)	Certificate of Incorporation filed with the Delaware Secretary of State on September 22, 2003.
3.2(1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 2004.
3.3(1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 4, 2004.
3.4(1)	Bylaws adopted on September 22, 2003.
3.5(1)	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 20, 2004.
4.1(3)	Form of 8% Convertible Debenture
4.2(3)	Form of Common Stock Purchase Warrant
4.3(4)	Promissory note issued on March 15, 2005 by Vistula Communications Services, Inc. to MRS Partners LLC.
10.1(1)(5)	Vistula Communications Services, Inc. 2004 Stock Incentive Plan.
10.2(1)(5)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Mark Scully.

10.3(1)(5)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Eric Pomeroy.
10.4(1)(5)	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Edward DeMent.
10.5(1)(5)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Mark Scully.
10.6(1)(5)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Edward DeMent.
10.7(1)(5)	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Eric Pomeroy.
10.8(1)	Telehouse FM Services Agreement, dated as of September 3, 2003, by and between Vistula Limited and Telehouse International Corporation of Europe Limited.
10.9(1)	Preferred Partner Agreement, dated as of December 16, 2003, by and between Vistula Limited and Telstra Europe Limited.
10.10(1)	Resale Agreement, dated as of September 4, 2003, by and between Vistula Limited and Telstra Europe Limited.
10.11(1)	Reciprocal International Telecommunications Services Carrier Agreement, dated as of January 20, 2004, by and between Vistula Limited and SwissFone Inc.
10.12(1)	Service Agreement, dated as of September 1, 2003, by and between Vistula Limited and iBasis Global, Inc.
10.13(1)	Qwest Wholesale Services Agreement, dated as of February 27, 2004, by and between Vistula Limited and Qwest Communications Corporation.
10.14(1)	Reciprocal Telecommunications Services Agreement, dated as of January 23, 2004, by and between Vistula Limited and Teleglobe International Ltd.
10.15(1)	Primus Telecommunications Limited Carrier Services Agreement, dated as of February 16, 2004, by and between Vistula Limited and Primus Telecommunications Limited.
10.16(1)	Reciprocal Telecommunications Services Agreement, dated as of December 2, 2002, by and between Vistula Limited and Bharti Telesonic Ltd.
10.17(1)	International Switched Telecommunications Services Agreement, dated as of August 8, 2003, by and between Vistula Limited and Elitetele SA.
10.18(1)	Global IP Network Service Agreement, dated as of February 10, 2004, by and between Vistula Limited and NTT Europe Ltd.
10.19(1)	Reciprocal International Carrier Service Agreement, dated as of April 15, 2004, by and between Vistula Limited and KDDI America, Inc.
10.20(1)	Distribution and Marketing Agreement, dated as of August 11, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.
10.21(1)
Amended and Restated Note Subscription Agreement, dated as of August 11, 2004, by and between J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt and Vistula Communications Services, Inc.

10.22(1)	Convertible Promissory Note, dated as of July 12, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $125,000.
10.23(1)	Convertible Promissory Note, dated as of August 11, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $50,000.
10.24(2)	Letter Agreement, dated September 9, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.
10.25(3)
Securities Purchase Agreement dated February 18, 2005 by and among Vistula Communications Services, Inc. and Bushido Capital Master Fund, L.P., Oxford Capital Management, LLC, Stratford Partners, L.P., Gryphon Master Fund, L.P., Little Wing, L.P., Gamma Opportunity Capital Partners L.P., GSSF Master Fund, L.P., Tradewinds Fund Ltd., Professional Traders Fund, LLC DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd., Michael S. Urban and Sherry Urban, Murray Chernick, Scott A. Craven, Valor Capital Management, LP, Keith Barksdale, and Edward Neugeboren.
10.26(3)
Registration Rights Agreement dated February 18, 2005 by and among Vistula Communications Services, Inc. and Bushido Capital Master Fund, L.P., Oxford Capital Management, LLC, Stratford Partners, L.P., Gryphon Master Fund, L.P., Little Wing, L.P., Gamma Opportunity Capital Partners L.P., GSSF Master Fund, L.P., Tradewinds Fund Ltd., Professional Traders Fund, LLC DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd., Michael S. Urban and Sherry Urban, Murray Chernick, Scott A. Craven, Valor Capital Management, LP, Keith Barksdale, and Edward Neugeboren.
10.27(3)	Placement Agent Agreement dated February 15, 2005 by and between Vistula Communications Services, Inc. and IndiGo Securities, LLC.
10.28(3)
Escrow Agreement dated February 18, 2005 by and among Vistula Communications Services, Inc., IndiGo Securities, LLC, Feldman Weinstein LLP, Bushido Capital Master Fund, L.P., Oxford Capital Management, LLC, Stratford Partners, L.P., Gryphon Master Fund, L.P., Little Wing, L.P., Gamma Opportunity Capital Partners L.P., GSSF Master Fund, L.P., Tradewinds Fund Ltd., Professional Traders Fund, LLC DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd., Michael S. Urban and Sherry Urban, Murray Chernick, Scott A. Craven, Valor Capital Management, LP, Keith Barksdale, and Edward Neugeboren.
10.29(4)
Second Amendment to Asset Purchase Agreement dated as of March 15, 2005, by and between Vistula Communications Services, Inc., MRS Partners LLC, Manuel Vierra, Pepper Snyder, Steven Ziswassser, Seymour Ziswasser and Kirk Rossman.
21.1(1)	List of Subsidiaries of the Registrant.
31.1*	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
31.2*	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.

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

*
Filed herewith.

(1)
Incorporated herein by reference from Vistula Communications Services, Inc.'s Registration Statement on Form 10-SB, as amended (File No. 000-50758).

(2)
Incorporated herein by reference from Vistula Communications Services, Inc.'s quarterly report on Form 10-QSB, as amended, for the quarter ended September 30, 2004.

(3)
Incorporated herein by reference from Vistula Communications Services, Inc.'s current report on Form 8-K dated February 18, 2005 and filed with the Securities and Exchange Commission on February 25, 2005.

(4)
Incorporated herein by reference from Vistula Communications Services, Inc.'s current report on Form 8-K dated March 15, 2005 and filed with the Securities and Exchange Commission on March 21, 2005.

(5)
Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered for the Company by Vitale, Caturano & Company, Ltd. for the years ended December 31, 2004 and December 31, 2003, were:

	2004	2003
Audit	$98,000	$98,800
Audit Related	39,000	15,000
Tax	—	—
All Other	—	—

Total	$137,000	$113,800

        The Audit fees for the years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory audits and reviews.

        The Audit Related fees for the years ended December 31, 2004 and 2003 were for professional services rendered in connection with consents and assistance with review of registration statements filed with the Securities and Exchange Commission ("SEC"), for consultations concerning financial accounting and reporting standards, and audits of business combinations.

        The percentage of hours expended on Vitale, Caturano & Company, Ltd.'s engagement to audit our financial statements that were performed by other than Vitale, Caturano & Company, Ltd.'s full-time permanent employees did not exceed 50%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

        At present, it is the practice of our board of directors to approve each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our board of directors has established pre-approval policies and procedures in accordance with SEC regulations, describing the specific audit, audit-related, tax and all other services that have been pre-approved by the board of directors. The term of any general pre-approval is 12 months from the date of pre-approval, unless our board of directors specifically provides for a different period. Our board will annually review the pre-approval policies and procedures and the services that may be provided by our independent registered public accounting firm, and will revise the list of pre-approved services from time to time based on subsequent determinations.

        None of the services provided by our independent registered public accounting firm for the year ended December 31, 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTULA COMMUNICATIONS SERVICES, INC.
By:	/s/ RUPERT GALLIERS-PRATT Rupert Galliers-Pratt Title: President, Chief Executive Officer and Chairman of the Board of Directors
Date: March 31, 2005

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RUPERT GALLIERS-PRATT Rupert Galliers-Pratt Title: President, Chief Executive Officer and Chairman of the Board of Directors
Date: March 31, 2005
By:	/s/ GEORGE R. VAUGHN George R. Vaughn Title: Chief Financial Officer
Date: March 31, 2005
By:	/s/ J. MARCUS PAYNE J. Marcus Payne Title: Director
Date: March 31, 2005
By:	/s/ ANTHONY WARRENDER Anthony Warrender Title: Director
Date: March 31, 2005
By:	Kevin West Title: Director
Date:

QuickLinks

APPLICABLE ONLY TO CORPORATE REGISTRANTS
TABLE OF CONTENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VISTULA COMMUNICATIONS SERVICES, INC. Consolidated Balance Sheets December 31, 2004 and 2003
VISTULA COMMUNICATIONS SERVICES, INC. Consolidated Statements of Operations Years ended December 31, 2004 and 2003
VISTULA COMMUNICATIONS SERVICES, INC. Consolidated Statements of Stockholders' Deficit
VISTULA COMMUNICATIONS SERVICES, INC. Consolidated Statements of Cash Flows Years ended December 31, 2004 and 2003
Vistula Communications Services, Inc. Notes to Consolidated Financial Statements
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
  ITEM 8B. OTHER INFORMATION
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES