Form 10QSB
period 2005-03-31
VISTULA COMMUNICATIONS SERVICES INC
filed 2005-05-17
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50758

VISTULA COMMUNICATIONS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0734966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 801, 405 Park Avenue
New York, New York 10022
(Address of principal executive offices and zip code)

(212) 317-8900
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes   ☒          No   ☐

As of May 12, 2005, there were 25,179,406 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one):         Yes   ☐       No    ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(*)                                 All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at December 31, 2004, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of December 31, 2004 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-KSB (File No. 000-50758), which was filed with the Securities and Exchange Commission on March 31, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets as of March 31, 2005 and

December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,016,774	$3,221
Restricted cash	200,020	—
Accounts receivable	38,980	55,991
Prepaid expenses and other current assets	251,984	228,870
Total current assets	4,507,758	288,082

Property and equipment, net	2,000,292	1,997,621
Deferred financing costs	1,085,405	—

	$7,593,455	$2,285,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$237,951	$537,660
Accrued expenses	469,390	1,044,343
Due to stockholder	—	801,630
Convertible promissory note to related party	175,000	175,000
Note payable	1,174,290	—
Total current liabilities	2,056,631	2,558,633
Capital lease obligation	—	1,971,167
Convertible debentures	6,845,087	—
Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,179,406 and 24,454,406 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	25,179	24,454
Additional paid-in capital	4,743,487	2,608,581
Deferred compensation	(200,500)	(399,000)
Accumulated deficit	(5,805,916)	(4,394,997)
Cumulative translation adjustment	(70,513)	(83,135)

Total stockholders’ deficit	(1,308,263)	(2,244,097)

	$7,593,455	$2,285,703

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations for the

Three Months ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Net revenues	$122,198	$986,626

Cost of revenues	254,488	956,521

Gross margin	(132,290)	30,105

Selling, general and administrative expenses	1,147,898	408,777

Loss from operations	(1,280,188)	(378,672)

Interest expense, net	(130,731)	(28,824)

Net loss	$(1,410,919)	$(407,496)

Weighted-average basic and diluted shares outstanding	24,591,350	23,885,000

Basic and diluted net loss per common share	$(0.06)	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders’ Deficit for the

Three Months ended March 31, 2005

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders’ Deficit	Comprehensive Loss
	Shares	Amount
Balance, December 31, 2004	24,454,406	$24,454	$2,608,581	$(399,000)	$(4,394,997)	$(83,135)	$(2,244,097)
Issuance of common stock	725,000	725	324,149				324,874
Amortization of deferred stock compensation				198,500			198,500
Issuance of warrants on convertible debentures			1,780,844				1,780,844
Issuance of stock options			29,913				29,913
Net loss					(1,410,919)		(1,410,919)	$(1,410,919)
Change in cumulative translation adjustment						12,622	12,622	12,622
Balance, March 31, 2005	25,179,406	$25,179	$4,743,487	$(200,500)	$(5,805,916)	$(70,513)	$(1,308,263)	$(1,398,297)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows for the

Three Months ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,410,919)	$(407,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,243	9,828
Payment of Company expenses by stockholders recorded as a capital contribution	—	52,293
Non cash compensation expense	198,500	—
Non cash interest expense	100,096	28,833
Issuance of stock options pursuant to consulting agreement	29,913	—
Contribution of services by stockholder	—	27,500
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	17,011	(203,416)
Prepaid expenses and other current assets	(23,114)	73,945
Increase (decrease) in:
Accounts payable	(299,709)	122,371
Accrued expenses	(574,953)	363,345
Net cash provided by (used in) operating activities	(1,950,932)	67,203

Cash flows from investing activities:
Purchases of property and equipment	(18,333)	(59,383)
Net cash used in investing activities	(18,333)	(59,383)

Cash flows from financing activities:
Payments on due to stockholder	(801,630)	—
Settlement of capital lease obligation	(500,000)	—
Increase in restricted cash	(200,020)	—
Proceeds from issuance of convertible debentures and warrants, net of deferred financing costs	7,468,427	—
Net cash provided by financing activities	5,966,777	—

Effect of exchange rates on cash	16,041	(5,609)

Net increase in cash and cash equivalents	4,013,553	2,211
Cash and cash equivalents, beginning of period	3,221	88,644

Cash and cash equivalents, end of period	$4,016,774	$90,855

Supplemental disclosure of cash flow information:

Cash paid for interest	$61,600	$—

Cash paid for taxes	$—	$—

Supplemental disclosure of non cash financing activities:

Issuance of common stock pursuant to capital lease obligation	$324,874	$—

Issuance of note payable pursuant to capital lease obligation	$1,170,000	$—

Issuance of common stock warrants in connection with convertible debenture financing	$184,844	$—

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(1)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements of Vistula Communications Services, Inc. (“Vistula” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s audited annual financial statements for the fiscal year ended December 31, 2004. Those audited financial statements are included in the Company’s Annual Report on Form 10-KSB, which has been filed with the Securities and Exchange Commission (SEC).

The Company uses the United States dollar as its reporting currency. The British pound is the functional currency of its wholly owned subsidiaries. Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates.  Income and expense items are translated at average exchange rates which are in effect during the year.  Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ deficit in the consolidated balance sheet. Transaction gains (losses) were immaterial for the three-month periods ended March 31, 2005 and 2004.

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

Common stock options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. There were no stock options granted to employees during the three months ended March 31, 2005. The weighted average assumptions used for stock options granted during 2004 are as follows:

Risk-free interest rate	3.95%
Expected dividend yield	0
Expected lives	5 years
Expected volatility	80%

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards for each of the three-month periods ended March 31, 2005 and 2004, respectively:

	Three months ended March 31,
	2005	2004

Net loss as reported	$(1,410,919)	$(407,496)
Stock compensation expense included in net loss	198,500	—
Stock compensation expense determined using fair value method for all awards	(241,458)	—
Pro forma net loss	$(1,453,877)	$(407,496)

Loss per share (Basic and Diluted): as reported	$(0.06)	$(0.02)
Pro forma	$(0.06)	$(0.02)

In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service.  In March 2005 the Company issued 100,000 stock options pursuant to a consulting agreement.  The options were valued at $29,913 using the Black-Scholes option pricing model and charged to selling, general and administrative expense for the three month period ending March 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted in fiscal periods beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS No. 123R.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to the Company’s financial statements. The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

(3)                                 Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period.   The Company did not record a provision for federal, state or foreign income taxes for the three-month periods ended March 31, 2005 and 2004 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)                                 Balance Sheet Detail

Restricted cash represents amounts deposited with a bank in support of an irrevocable standby letter of credit issued by the bank.  The letter of credit has an expiration date of June 15, 2005 at which time these amounts will become unrestricted, unless the letter of credit is extended.

Prepaid expenses and other current assets at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Prepaid royalties	$150,000	$150,000
Prepaid equipment rent	62,756	41,707
Prepaid call termination charges	24,446	28,756
Other	14,782	8,407
	$251,984	$228,870

Other assets at March 31, 2005 represents deferred financing costs in connection with the Company’s issuance of convertible debentures as described in Note 15, which costs are being amortized over the life of the convertible debentures.

Accrued expenses at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Payroll and payroll-related	$227,892	$167,500
Professional fees	125,785	573,323
Travel	30,335	107,767
Printing	24,443	50,764
VAT payable	14,823	47,024
Directors’ fees	5,522	59,346
Rent	—	25,848
Other	40,590	12,771
	$469,390	$1,044,343

(5)                                 Comprehensive Loss

For the three-month periods ended March 31, 2005 and 2004, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments.  Comprehensive loss was $1,398,297 and $408,613 for the three months ended March 31, 2005 and 2004, respectively.

(6)                                 Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options.  As there was a net loss for the three-month period ending March 31, 2005, 3,125,000 outstanding stock options, 9,202,500 outstanding warrants, and 11,200,000 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive. There were no stock options outstanding for any other period presented.

(7)                                 Stock Incentive Plan

In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, non-statutory stock options and restricted stock that aggregate 6,000,000 shares of the Company’s common stock. The Board has the authority to select the employees, officers, directors, consultants and advisors to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may be up to 10 years or provided that incentive stock options issued to a stockholder owning in excess of 10% of the Company’s common stock, may not have a term of more than five years.

Options for a total of 4,825,000 shares have been granted under the Plan. On June 30, 2004 two employees terminated their employment with the Company.  As a result, 1,500,000 options were forfeited.  Pursuant to an employment agreement, another employee has a contractual right to the grant of these options. The Company has treated these 1,500,000 options as outstanding at March 31, 2005 for the purposes of calculating stock compensation expense.  On October 19, 2004, the Company granted 2,000,000 options to purchase common stock to its then newly-appointed chief executive officer. The options have an exercise price of $.10 per share and were fully vested upon grant.  In February 2005 this officer resigned and agreed to relinquish 1,800,000 options in exchange for a right to exercise all or any part of the remaining 200,000 options for a period of 12 months from termination.  As a result, as of March 31, 2005, there were outstanding under the plan options to purchase an aggregate 3,125,000 shares of common stock.

The Company has reflected pre-tax charges to earnings in the three-month period ended March 31, 2005 of $198,500, for the compensation value of the options granted.  At March 31, 2005, an additional $200,500 of deferred compensation remains on the accompanying balance sheet that will be amortized over future periods as the underlying stock options vest.

(8)                                 Employment Agreements

In January 2004, the Company entered into employment and non-competition agreements with three key individuals.  The agreements were amended and restated in May 2004.  These agreements have initial terms that begin on January 1, 2004 and end between March 2005 and June 2005 and may be renewed for successive annual terms if both the Company and the employee agree in writing.  The agreements provide for annual salaries totaling $300,000, as well as bonuses totaling $285,000 if certain Company performance goals are achieved as defined in the agreement.  As of March 31, 2005 no bonuses have been accrued as such goals have not been met.  If the Company elects to terminate the employees without cause, the employees are entitled to receive severance payments equal to six months of their salaries.  Two of the employees resigned as of June 30, 2004.

(9)                                 Related Party Transactions

Contributed Services

During the year ended December 31, 2004 certain stockholders contributed services to the Company. Pursuant to Staff Accounting Bulletin Topic 5T (SAB.T.5T), the Company recorded compensation of $27,500 for the three-month period ended March 31, 2004, with corresponding credits recorded in additional paid-in capital.  There were no contributed services during the three month period ending March 31, 2005.

Expenses Paid By Stockholder

During 2004, the Chairman paid certain legal, accounting and operating expenses on behalf of the Company.  Pursuant to SAB.T.5T, expenses not expected to be repaid of approximately $52,000 were recorded as expense and charged to additional paid-in capital for the three-month period ended March 31, 2004. Expenses that were expected to be repaid of $14,579 are included in due to stockholder at March 31, 2004. The amounts due to stockholder do not bear interest.  The Chairman did not pay any Company expense during the three month period ending March 31, 2005.

(10)                          Asset Purchase

In January 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to re-certify or re-license such assets by June 30, 2004. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment was $1,670,000 and 725,000 shares of common stock having a value of approximately $325,000. On March 15, 2005, the agreement was further amended, at which time the Company completed the purchase of this equipment.  In consideration for the equipment purchased, the Company paid $500,000 in March 2005, issued 725,000 shares of common stock, and issued a promissory note for the balance due of $1,170,000.  The promissory note bears interest at 8.25% per annum and is payable monthly in arrears.  Principal payments of $150,000 are due on September 30, 2005 and December 31, 2005, with the balance of the principal ($870,000) due on March 15, 2006.

Through March 15, 2005, the Company accounted for the agreement as a capital lease in accordance with Statement of Financial Accounting Standard (SFAS) No. 13 Accounting for Leases and reflected the liability as a capital lease obligation. As of March 15, 2005, the obligation has been included in the consolidated balance sheet under the caption “Long-term obligation.”

The Company originally recorded the present value of the minimum lease payments as an asset of $1,855,835.  The equipment was not placed in service as of March 31, 2005.  The future minimum lease payments related to the capital lease was $2,000,000, which included $144,165 related to interest.  The Company recorded $27,997 and $28,833 related to interest expense on the capital lease for the three-month periods ended March 31, 2005 and 2004, respectively.  The Company does not have any minimum sublease rental income related to the capital lease.  There were no contingent rentals during the three month period ended March 31, 2005.

The Company has deemed the May 5, 2004 amendment described above to be a modification of the lease pursuant to SFAS No. 13.  As of May 5, 2004, the balance of the asset and associated capital lease obligation was adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the modified agreement and the present balance of the obligation, with no resulting gain or loss recognized.  Under certain circumstances, the cash portion of the obligation was convertible into the Company’s common stock, at the lessor’s option.  The Company accounted for the conversion feature associated with the capital lease obligation included in the May 2004 amendment pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, whereby the Company measured the beneficial conversion feature on the amendment date, but did not record any charge until the contingencies were resolved.  Upon completion of the purchase in March 2005, the conversion feature expired, therefore no charge was recorded.  The promissory note does not include a conversion feature.

(11)                          Commitments and Contingencies

From its inception through the closings of the convertible debentures described in Note 14, the Company sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as from other of the Chairman’s personal assets. The credit facility was established by the Chairman in February of 2003 and was first drawn upon by the Chairman in May of 2003. Borrowings are payable by the Chairman upon demand.  Interest accrues at the bank’s base rate plus 2% for the first $300,000 of borrowings and at the bank’s base rate plus 5% on all additional borrowings.  Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. As of April 30, 2005, the Chairman has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by the Company and its affiliates. Seven letters of credit in the aggregate amount of $1,271,000 have been issued by the lender under the credit facility of which $508,000 have been issued in favor of vendors to the Company and its affiliates at the request of the Chairman. As of April 30, 2005, approximately $355,000 was undrawn and available under the credit facility and $2,645,000 was outstanding. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2005 as and if needed. In the absence of the Company raising additional external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. There can be no assurances that the Company can raise such capital on acceptable terms, if at all.

The credit facility is secured by certain property in which the Chairman has a beneficial interest. The credit facility is guaranteed by the Company’s wholly owned subsidiary, Vistula Limited. The lender under the credit facility requested that Vistula Limited provide the guarantee as a condition to providing the facility since it was anticipated that a portion of the drawings under the facility would be advanced to, or used to pay expenses of, Vistula Limited. Vistula shall be required to perform its obligations under the guarantee in the event that the Chairman fails to pay to the lender any amounts payable under the credit facility when due. The maximum amount of future payments the guarantor could be required to make under the guarantee is $3,000,000, plus interest, fees, costs and expenses payable to the lender under the credit facility. The guarantee shall continue in effect until all of the obligations and liabilities of the Chairman under the credit facility have been paid or satisfied in full. The Company has no recourse provisions that would enable it to recover monies from third parties with respect to amounts it is required to pay under the guarantee. The Company does not have any collateral it could obtain to recover amounts paid under the guarantee. The Company has evaluated the fair value of the guarantee in accordance with Financial Accounting Standards Board Interpretation Number 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability has been recorded.

The Company maintains a letter of credit totaling 80,000 pounds (converted to $150,320 as of March 31, 2005) for the benefit of a customer.  The holder can draw against the letter of credit in the event of default. The Company is required to maintain a cash balance of at least $200,000 as of March 31, 2005 for funding of the letter of credit pursuant to the agreement.  This amount is included as restricted cash in the consolidated balance sheet at March 31, 2005.

Shortly after the first closing of the private placement described in Note 11, the Company received a letter on behalf of Kevin Dann & Partners (“KDP”), a placement agent we had retained prior to our engagement of IndiGo Securities, LLC as placement agent, demanding a placement fee of $227,000.  The letter also included a claim that KDP would be entitled to additional fees in the event of future closings.  In the Company’s response to this letter, the Company denied any such liability to KDP.

(12)                          Indemnification

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and

Officer insurance policy pursuant to which the Company may recover all or a portion of amounts it pays to directors or officers under their indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners, debenture holders, agents, or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

(13)                          Notes Payable

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan a convertible promissory note in the principal amount of $125,000 on July 12, 2004 and the Company issued and sold to the pension plan a convertible promissory note in the principal amount of $50,000 on August 11, 2004. Both convertible promissory notes have a one-year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share.

(14)                          Convertible Debentures

On February 18, 2005 and March 4, 2005, the Company completed a private placement of convertible debentures and warrants to a group of sophisticated institutional and individual investors. In the private placement, the Company sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,000 shares of its common stock. The Company paid placement fees to the placement agent in the aggregate amount of $802,500 and also issued to the placement agent a warrant to purchase up to 802,500 shares of the Company’s common stock at an initial exercise price of $1.00 per share. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date.  The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date.

In connection with the debenture financing transaction, the Company issued warrants to the placement agent to purchase 802,500 shares of the Company’s common stock at an exercise price of $1.00 per each common stock share.  The Company determined the value of the warrant to be $184,844 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%.  The Company recorded this transaction as deferred financing fees.  In addition, the Company paid legal expenses and broker fees of $931,573, which have been recorded as deferred financing fees.  The deferred financing fees are being amortized to investment fees expense using the straight-line method through the maturity date of the debentures.

In connection with the debenture financing transaction, the Company issued 8,400,000 warrants to the investors to purchase shares of the Company’s common stock at an exercise price of $1.00 per each common stock share.  The Company determined the value of the warrant to be $1,933,108 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield,  0; expected life, 5 years; and expected volatility, 80%.  The Company allocated value to the debt and the warrant based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, resulting in an allocation of $1,596,000 to the warrants.  The warrants were recorded as a discount to the debenture and a credit to additional paid-in capital.  This discount is amortized to interest expense using the effective interest rate method through the maturity date of the debentures.  As of March 31, 2005, the unamortized portion of the discount was $1,554,913.

After allocation of the proceeds between the debentures and the warrants, the Company considered whether the conversion terms of the debenture result in a beneficial conversion feature, pursuant to Emerging Issue Task Force Nos. 98-5 and 00-27.  The Company determined that there was not a beneficial conversion feature.

For both of the Black-Scholes computations described above, the Company used $ 0.45 as the fair value of its common stock.  Because there is no current trading market for the Company’s common stock, management’s determination of fair value was based on an independent appraisal.

(15)                          Distribution and Marketing Agreement

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to the Company by NetYantra, the Company paid NetYantra $150,000 (the “Initial Payment”) and is required to:

•                Pay NetYantra the amount of $250,000 (the “Second Payment”) on the day immediately following the first anniversary of the signing of the agreement; and

•                Pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

Amounts paid by the Company pursuant to the Initial Payment and the Second Payment are creditable against future royalty commitments.  Accordingly, the Company recorded the amount paid pursuant to the Initial Payment, and will record the amount due pursuant to the Second Payment, as prepaid royalties and will expense such prepaid amounts as royalties accrue.  Should the Company fail to make any of these payments, NetYantra may terminate the agreement.

In addition, in the event that the Company’s common stock is quoted or traded on a stock market on or before the first anniversary of the agreement, the Company must also issue to NetYantra shares of the Company’s common stock having a market value of $1,000,000 based on the opening price of the

Company’s common stock on the first day of trading (or, at the Company’s option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares). Should the Company fail to issue these shares, or make the cash payment, NetYantra may terminate the agreement.  This payment, whether in the form of common stock or cash, is not creditable towards royalty commitments and will be expensed when and if it becomes payable.

The Agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to the Company under the Agreement after a period of two years for any reason.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 000-50758).

Cautionary Statements

We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain “forward-looking” information that involves risks and uncertainties.  In particular, statements contained in this Quarterly Report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “continue”, and similar words.  You should read forward-looking statements carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information.  Various factors described below, as well as any other instances of cautionary language in this Quarterly Report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements.  You should be aware that the occurrence of any of the events or factors described below and elsewhere in this Quarterly Report could materially and adversely affect our business.  All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report, this section, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No.000-50758), including but not limited to the section therein entitled “Factors Affecting Future Performance.”

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

•                                          We may not be able to hire or retain a sufficient number of qualified engineers and other employees to meet our customers’ needs or maintain the quality of our services.

•                                          Future acquisitions of new companies or technologies may result in disruption to our business and expose us to risks associated with acquisitions.

•                                          The consolidation of telecommunication service providers could adversely impact our business.

•                                          Government regulations may adversely affect our business.

•                                          If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to meet our customers’ needs.

•                                          Our internal controls and procedures need improvement.

•                                          The management of our finances and the quality and timeliness of our financial reporting may be adversely affected if we are unable to increase the size and capabilities of our internal administrative and finance function as our business grows.

•                                          We will not be successful if we do not grow our customer base beyond our initial customers.

•                                          If we do not respond rapidly to technological changes or to changes in industry standards, our products and services could become obsolete.

•                                          We will not retain customers or attract new customers if we do not anticipate and meet specific customer requirements and if our products and services do not adequately interoperate with our customers’ existing networks.

•                                          If we fail to compete successfully, our ability to increase our revenues or achieve profitability will be impaired.

•                                          Our business is exposed to the general conditions of the telecommunications market.

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

•                                          We may be subject to litigation.

Because of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis which could materially adversely affect our business, financial condition and operating results.

Overview

Vistula Communications Services, Inc. (“VCS”, the “Company” or “we”) currently has three subsidiaries: Vistula Limited (“Vistula”), Vistula USA, Inc. (“Vistula USA”) and Cardlink Services Limited (“Cardlink”).  Through Vistula and Vistula USA, we currently provide wholesale value-added telecommunications services (including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. Beginning in the first quarter of 2005, through Vistula and Vistula USA, we began to market the V-Cube™ Voice over Internet Protocol, or “VoIP”, IP-PBX software platform to telecommunications carriers, Internet service providers, or “ISPs”, large corporations and small and medium enterprises, or “SMEs”, throughout the world.

Through our Cardlink subsidiary, which is currently inactive, we plan to market and distribute electronic top-up software, which enables prepayment for services provided by mobile telephone operators, and associated services to Tier 1 and Tier 2 telecommunications carriers and transit network operators throughout the world.  Cardlink developed a software product suite that enabled mobile operators to electronically process prepayments from “pay-as-you-go” mobile phone customers.

Vistula and Vistula USA

Vistula and Vistula USA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators.  Vistula and Vistula USA are collectively referred to as the “Vistula Companies.”  The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations.  We believe that the Vistula Companies are positioned to take advantage of the disruption and uncertainty in the telecommunications sector over the past few years. The collapse of a significant number of competitive wholesale service providers has meant that profit margins have improved significantly and we believe the opportunity for well managed and well financed wholesale carriers such as the Vistula Companies is significant.

The Vistula Companies began to actively market the V-Cube™ IP-PBX software platform to carriers, transit network operators, large corporations, and SMEs in the first quarter of 2005. We expect this multiple feature VoIP platform, which will enable customers to convert their existing traditional PBX phone systems to provide VoIP capability without the need for significant investment in new hardware, will provide the Vistula Companies with a highly competitive VoIP solution.

We recently entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we license Telstra Europe to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The agreement grants Telstra Europe an exclusive license to provide the hosted solution to its customers in the United Kingdom and Ireland for a period of five years. The monthly license fee payable by Telstra Europe to us is based on the number of individual users at the various Telstra Europe customers who are using the VoIP services provided by Telstra Europe through use of the V-Cube™ platform. We hope to leverage the marketing advantages and customer relationships of Telstra Europe to provide us with regular monthly revenue.

Cardlink

Cardlink has been inactive since it was first acquired by Mr. Rupert Galliers-Pratt and certain members of his family in April 2003.  Following the acquisition of Cardlink by VCS through the share exchange completed in March 2004, VCS intends to reactivate and refocus the operations of Cardlink. Cardlink will offer an electronic top-up, or “ETU”, software product suite which will enable mobile operators to electronically process prepayments from “pay-as-you-go” customers.  Cardlink’s products will allow these customers to “electronically top-up” their accounts with the mobile operator.  We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink’s ETU product will be of significant value as new mobile operators throughout the world seek to adopt this technology.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates,

judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Those estimates and judgments are based on management’s historical experience, the terms of existing agreements, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three-month period ended March 31, 2005. We did not make any changes to this policy during this period.

For the computations described in Note 14 pertaining to the convertible debentures and warrants, the Company used $0.45 as the fair value of its common stock.  Because there is no current trading market for the Company’s common stock, management’s determination of fair value was based on an independent appraisal.

Results of Operations

Revenues for the three-month period ended March 31, 2005 were $122,198 which represents a decrease of $864,428 from the comparable period in fiscal 2004. We believe this decrease is attributable both to the decline of the UK mobile market as a re-sellable wholesale route and to our inability to attract new wholesale business due to our lack of liquidity prior to the closings of our private placement of convertible debentures and warrants in the first quarter of 2005 as described in Note 14.  We expect to increase our revenues during the remainder of 2005 as the equipment described in Note 10 is placed into service.

Cost of revenues for the three-month period ended March 31, 2005 was $254,488, a 73% decrease as compared to the same period in fiscal 2004. Engineering costs classified as cost of revenues for the three-month period ended March 31, 2005 of $122,000 increased 155% as compared to the same period in fiscal 2004 due to expenditures pertaining to the establishment of the VoIP platform and initiating routing services in the U.S.

Selling, general and administrative costs increased by 181% to $1,147,898 for the three-month period ended March 31, 2005 as compared to the same period in fiscal 2004. During the three-month period ended March 31, 2005, we incurred $198,500 from the expensing of employee stock options granted under our Stock Incentive Plan that vested during the period and $140,000 in expenses for financial advisory services provided by an investment banking firm. In addition, we have incurred approximately $230,000 in legal and accounting expenses including substantial legal and accounting expenses associated with the financing activities. We also incurred $118,000 in travel expenses related to the marketing activity for the V-Cube™ IP-PBX software platform.

Depreciation and amortization expenses were $12,243 for the three-month period ending March 31, 2005.  Property and equipment are carried at cost. We provide for depreciation expense using the straight-line method over the estimated useful lives of the equipment of 3 to 5 years.

During the three month period ended March 31, 2005, we recorded $23,707 of interest expense related to capital lease obligations.

The charge for expensing non-cash employee compensation for stock options was $198,500 for the three-month period ended March 31, 2005. No stock options were awarded during the three-month period ended March 31, 2005.

For the three-month period ended March 31, 2005, we incurred a loss of $1,410,919 or approximately $0.06 loss per common share, basic and diluted.

Liquidity And Capital Resources

As of March 31, 2005, we had cash and cash equivalents of approximately $4,017,000 and a working capital surplus of approximately $2,451,000.  This represents an increase in cash and cash equivalents of $4,014,000 from December 31, 2004 and an increase in working capital from a deficit of $2,271,000 at December 31, 2004. Since our inception through March 31, 2005, we have generated losses of approximately $5,675,000. Accounts receivable were approximately $39,000 at March 31, 2005, a decrease of approximately 30% from December 31, 2004.  Accounts payable, accrued expenses and due to stockholder decreased $1,676,292 from December 31, 2004 as a result of applying a portion of the proceeds received from the issuance of convertible debentures to the payment of these outstanding obligations.

We have made expenditures for capital equipment from our inception until March 31, 2005 of approximately $245,000, purchasing the telecommunications equipment necessary to begin our business. This amount excludes the $1.8 million in telecommunications equipment acquired from MRS Partners LLC described further below.

On February 18, 2005 and March 4, 2005, we completed a private placement of convertible debentures and warrants to a group of sophisticated institutional and individual investors. In the private placement, we sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,000 shares of our common stock. We paid placement fees to the placement agent in the aggregate amount of $802,500 and we also issued to the placement agent a warrant to purchase up to 802,500 shares of our common stock at an initial exercise price of $1.00 per share. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date.  The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date.

On March 15, 2005 we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners LLC (“MRS Partners”) for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Prior to the closing, we were leasing this equipment from MRS Partners. Under the terms of the promissory note, interest accrues daily at a rate of 8.25% and is payable monthly in arrears. Principal repayments of $150,000 are payable on September 30, 2005 and December 31, 2005. The remaining principal and any unpaid interest is payable on the first anniversary of the closing of the purchase.

In the second quarter, we incurred additional charges from Sonus Networks relating to relicensing and recertifying the purchased equipment.  We believe that we are contractually entitled to reimbursement of at least a portion of these amounts from MRS Partners.  We have been in discussions with MRS Partners regarding our claim to reimbursement and expect to withhold payments under the note until such issue is resolved.  However, there can be no assurance that this issue will be resolved, and in the event it is not resolved, MRS Partners may seek to accelerate all amounts owed under the note.

On August 11, 2004, we entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to VCS the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, we will be required in the future to, among other things:

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

We expect to be able to pay the required interest and principal payments under the convertible debentures issued in our recent private placement and the promissory note issued to MRS Partners as part of the consideration for the purchase of equipment from MRS Partners and the payments required under the NetYantra agreement, including the $1,000,000 payment (in the event we are required to issue shares of our common stock having a market value of $1,000,000 to NetYantra and we elect to make this payment in cash instead of shares), from wholesale voice services and from the remaining proceeds from our recently completed convertible debenture and warrant financing.

We believe that our available cash and cash equivalents will be sufficient to meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for at least the current fiscal year, assuming that our business plan is implemented successfully. Previously, our primary sources of capital had been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder’s personal assets.  In the event that we do not succeed in implementing our business plan, and do not otherwise raise third-party capital, we will have to curtail certain expenditures, seek additional financing from our principal stockholder, or both in order to sustain operations.  As noted above, the principal stockholder has historically provided working capital advances, and has caused the lender to issue letters of credit in favor or certain vendors. While the stockholder is not obligated to provide these working capital advances to us or to cause the lender to issue standby letters of credit in favor of our vendors, we expect the stockholder to continue providing funds for operations in 2005 as and if needed, until such time that our operations are self-sustaining or we raise additional external capital, as the case may be.

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

Off-Balance Sheet Arrangements

 One of our subsidiaries, Vistula has agreed to guarantee unconditionally the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder. Vistula has agreed to provide this guaranty since the stockholder has to date advanced drawings under the credit facility to Vistula and its affiliates and letters of credit have been issued under the facility in favor of vendors to Vistula and its affiliates to secure obligations of those entities to their vendors. In light of the circumstances surrounding the guaranty, including the fact that the obligations of the stockholder under the credit facility are secured by significant assets in which the stockholder has a beneficial interest, we believe that the potential liability and obligations of Vistula under this guaranty are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Controls and Procedures.

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-QSB.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective, except as discussed below, to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.  There are inherent limitations to the effectiveness of any system of disclosure controls, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the year ended December 31, 2004 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness.  A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Vitale, Caturano & Company’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process, some of which occurred late in the audit process, and issues relating to the timely communication of information and documentation necessary to yield proper accounting consideration and recording.  Among the issues identified or addressed late in the audit process were accounting for stock option arrangements, prepaid royalties, severance accruals, certain revenue contracts, reconciling and verifying shareholder loans, cutoff of accounts payable, and preparing complete financial statements with footnote disclosures.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

31.1*	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
31.2*	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
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

Vistula Communications Services, Inc.

Date: May 17, 2005	By:	/s/ RUPERT GALLIERS-PRATT
Rupert Galliers-Pratt
Chief Executive Officer