Form 10QSB
period 2005-06-30
VISTULA COMMUNICATIONS SERVICES INC
filed 2005-08-15
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-50758

VISTULA COMMUNICATIONS SERVICES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Delaware	20-0734966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 801, 405 Park Avenue
New York, New York 10022
(Address of principal executive offices and zip code)

40 Portman Square, 4th Floor
London W1H 6LT
United Kingdom
(Former address of principal executive offices and zip code)

(212) 317-8900
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

As of August 5, 2005, there were 25,797,738 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes   ☐     No   ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED JUNE 30, 2005

Facing Page

(*)                                 All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information as of December 31, 2004, which has been derived from our audited financial statements as of that date and should be read in conjunction therewith. Our audited financial statements as of December 31, 2004 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-KSB (File No. 000-50758), which was filed with the Securities and Exchange Commission on March 31, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets as of June 30, 2005 and

December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,442,902	$3,221
Accounts receivable (net of reserves of $2,611 and $0 at June 30, 2005 and December 31, 2004, respectively)	82,635	55,991
Prepaid expenses and other current assets	769,592	228,870
Total current assets	2,295,129	288,082

Property and equipment, net	2,100,454	1,997,621
Deferred financing costs	1,007,167	—
Other assets	60,068	—

	$5,462,818	$2,285,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$370,479	$537,660
Accrued expenses	313,491	1,044,343
Due to stockholder	—	801,630
Convertible promissory note to related party	175,000	175,000
Note payable	970,000	—
Total current liabilities	1,828,970	2,558,633
Capital lease obligation	—	1,971,167
Convertible debentures	6,969,418	—
Total liabilities	8,798,388	4,529,800
Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,179,406 and 24,454,406 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	25,179	24,454
Additional paid-in capital	4,743,487	2,608,581
Deferred compensation	(2,000)	(399,000)
Accumulated deficit	(7,997,719)	(4,394,997)
Accumulated other comprehensive loss	(104,517)	(83,135)

Total stockholders’ deficit	(3,335,570)	(2,244,097)

	$5,462,818	$2,285,703

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations for the

Three and Six Months ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$230,130	$829,382	$352,327	$1,816,008

Cost of revenues	244,946	692,179	499,433	1,612,962

Gross margin	(14,816)	137,203	(147,106)	203,046

Selling, general and administrative expenses	1,889,957	1,129,203	3,037,855	1,573,717

Loss from operations	(1,904,773)	(992,000)	(3,184,961)	(1,370,671)

Interest expense, net	(287,030)	(28,833)	(417,761)	(57,656)

Net loss	$(2,191,803)	$(1,020,833)	$(3,602,722)	$(1,428,327)

Weighted-average basic and diluted shares outstanding	25,179,406	24,173,471	24,887,003	24,029,236

Basic and diluted net loss per common share	$(0.09)	$(0.04)	$(0.14)	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders’ Deficit for the

Six Months ended June 30, 2005

(unaudited)

			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss

	Common Stock
	Shares	Amount
Balance, December 31, 2004	24,454,406	$24,454	$2,608,581	$(399,000)	$(4,394,997)	$(83,135)	$(2,244,097)
Issuance of common stock	725,000	725	324,149				324,874
Amortization of deferred stock compensation				397,000			397,000
Issuance of warrants and convertible debentures			1,780,844				1,780,844
Issuance of warrant pursuant to consulting agreement			29,913				29,913
Net loss					(3,602,722)		(3,602,722)	$(3,602,722)
Change in cumulative translation adjustment						(21,382)	(21,382)	(21,382)
Balance, June 30, 2005	25,179,406	$25,179	$4,743,487	$(2,000)	$(7,997,719)	$(104,517)	$(3,335,570)	$(3,624,104)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows for the

Six Months ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,602,722)	$(1,428,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	27,970	20,570
Payment of Company expenses by stockholders recorded as a capital contribution	—	155,405
Non cash compensation expense	397,000	394,000
Non cash interest expense	320,012	57,666
Services paid for by issuance of common stock	$—	$188,733
Issuance of warrant pursuant to consulting agreement	29,913	—
Loss on property and equipment	—	43,300
Contribution of services by stockholder	—	55,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(26,644)	(351,698)
Prepaid expenses and other current assets	(600,790)	4,617
Increase (decrease) in:
Accounts payable	(167,182)	145,776
Accrued expenses	(736,935)	769,603
Net cash provided by (used in) operating activities	(4,359,378)	54,645

Cash flows from investing activities:
Purchases of property and equipment	(339,765)	(68,458)
Net cash used in investing activities	(339,765)	(68,458)

Cash flows from financing activities:
Payments on due to stockholder	(801,630)	(26,061)
Payment of capital lease obligation	(500,000)	—

Proceeds from issuance of common stock	—	5,000
Proceeds from issuance of convertible debentures and warrants, net of deferred financing costs	7,452,874	—
Net cash provided by (used in) financing activities	6,151,244	(21,061)

Effect of exchange rates on cash	(12,420)	928

Net increase (decrease) in cash and cash equivalents	1,439,681	(33,946)
Cash and cash equivalents, beginning of period	3,221	88,644

Cash and cash equivalents, end of period	$1,442,902	$54,698

Supplemental disclosure of cash flow information:

Cash paid for interest	$251,418	$—

Cash paid for taxes	$—	$—

Supplemental disclosure of non cash financing activities:

Equipment acquired pursuant to capital lease obligation	$—	$1,855,835
Issuance of common stock pursuant to capital lease obligation	$324,874	$—

Issuance of note payable pursuant to capital lease obligation	$970,000	$—

Issuance of common stock warrants in connection with convertible debenture financing	$184,844	$—
Reduction in fixed assets and related indebtedness pursuant to modification of asset purchase agreement	$200,000	$—

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(1)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements of Vistula Communications Services, Inc. (“Vistula” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s audited annual financial statements for the fiscal year ended December 31, 2004. Those audited financial statements are included in the Company’s Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission (SEC) on March 31, 2005.

The Company uses the United States dollar as its reporting currency. The British pound is the functional currency of its wholly-owned subsidiary, Vistula Limited.  The South African rand is the functional currency of its 60% owned subsidiary, Vistula Communications Services SA (Pty) Ltd.  Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates.  Income and expense items are translated at average exchange rates which are in effect during the year.  Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ deficit in the consolidated balance sheet. Transaction gains (losses) were immaterial for the three and six month periods ended June 30, 2005 and 2004.

In the event that the Company is not successful in implementing its business plan, and does not otherwise raise third-party capital, the Company will have to curtail certain expenditures, seek additional financing from its principal stockholder, or both in order to sustain operations.  The principal stockholder has historically provided working capital advances, and has caused the lender to issue letters of credit in favor of certain vendors. While the stockholder is not obligated to provide these working capital advances to the Company or to cause the lender to issue standby letters of credit in favor of its vendors, the Company expects that the stockholder will continue to provide funds for operations in 2005 as and if needed, until such time that the Company’s operations are self-sustaining or the Company raises additional external capital, as the case may be.  The Company has not generated revenues from the acquired equipment described in Note 10 to the financial statements, although the Company expects to commence revenue activity from this equipment during the third quarter of 2005.  Cash flow has therefore been negatively impacted and, if the Company is unable to raise additional financing during the third quarter of 2005, it will look to this stockholder to provide working capital funding until additional capital can be obtained.

(2)                                 Stock-Based Compensation

Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation requires the measurement of the fair value of stock options and warrants to be included in the statement of operations or disclosed in the notes to financial statements.  The Company accounts for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure-only alternative under SFAS No. 123, as amended by Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Common stock options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. There were no stock options granted to employees during the six months ended June 30, 2005. The weighted average assumptions used for stock options granted during 2004 are as follows:

Risk-free interest rate	3.55%
Expected dividend yield	0
Expected lives	5 years
Expected volatility	80%

The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all outstanding and unvested awards for each of the three and six month periods ended June 30, 2005 and 2004, respectively:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss as reported	$(2,191,803)	$(1,020,833)	$(3,602,722)	$(1,428,327)
Stock compensation expense included in net loss	198,500	354,000	397,000	354,000
Stock compensation expense determined using fair value method for all awards	(241,458)	(437,626)	(482,916)	(437,626)
Pro forma net loss	$(2,234,761)	$(1,104,459)	$(3,688,638)	$(1,511,953)

Loss per share (basic and diluted) as reported	$(0.09)	$(0.04)	$(0.14)	$(0.06)
Pro forma loss per share (basic and diluted)	$(0.09)	$(0.05)	$(0.15)	$(0.06)

In accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service.  The Company remeasures the fair value of non-employee awards at each reporting date, as set forth in EITF No. 96-18.  In March 2005 the Company issued a warrant to purchase 100,000 shares of common stock pursuant to a consulting agreement.  The warrant was valued at $29,913 using the Black-Scholes option pricing model and charged to selling, general and administrative expense for the three month period ended March 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted in fiscal periods beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on January 1, 2006.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to the Company’s financial statements. The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

(3)                                 Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period.  The Company did not record a provision for federal, state or foreign income taxes for the three or six month periods ended June 30, 2005 and 2004 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)                                 Balance Sheet Detail

Prepaid expenses and other current assets at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Call termination charges	$303,590	$28,756
Royalties	150,000	150,000
Maintenance agreement	109,575	—
Insurance	94,236	—
Co-location	34,815	—
Salaries	20,000	—
Equipment and rent	18,198	41,707
Non-trade receivables	15,710	—
Other	23,468	8,407
Total	$769,592	$228,870

Other assets at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Equipment rent	$30,963	$—
Call termination charges	22,177	—
Other	6,928	—
Total	$60,068	$—

Deferred financing costs at June 30, 2005 were incurred in connection with the Company’s issuance of convertible debentures and warrants as described in Note 14, which costs are being amortized over the life of the convertible debentures.

Accrued expenses at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Payroll and payroll-related	$125,305	$167,500
Professional fees	118,054	573,323
Travel	29,102	107,767
Accrued termination costs	17,952	—
Directors’ fees	7,950	59,346
Printing	—	50,764
VAT payable	—	47,024
Rent	—	25,848
Other	15,128	12,771
	$313,491	$1,044,343

(5)                                 Comprehensive Loss

For the three and six month periods ended June 30, 2005 and 2004, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments.  Comprehensive loss was $2,225,807 and $1,046,021 for the three months ended June 30, 2005 and 2004, respectively, and $3,624,104 and $1,500,601, for the six months ended June 30, 2005 and 2004, respectively.

(6)                                 Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options.  As there was a net loss for the three and six month periods ended June 30, 2005, 3,025,000 outstanding stock options, 9,302,500 outstanding warrants, and 11,200,000 common shares issuable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2005, respectively, because they were anti-dilutive. In 2004, 2,825,000 outstanding stock options were excluded from the calculation of diluted earnings per share for the six month period ended June 30, 2004, respectively, because they were anti-dilutive.

(7)                                 Stock Incentive Plan

In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the “Plan”). The Plan initially covered 6,000,000 shares of the Company’s common stock issuable upon exercise of incentive stock options and non-statutory stock options and in connection with grants of restricted stock. The Plan was amended by the Board, subject to shareholder approval, on June 3, 2005 to, among other things, increase the number of shares available for options or restricted stock grants from 6,000,000 to 8,000,000.  The shareholders of the Company approved the amendment to the Plan, and therefore it became effective on July 14, 2005.  The Board has the authority to select the employees, officers, directors, consultants and advisors to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may be up to 10 years or provided that incentive stock options issued to a stockholder owning in excess of 10% of the Company’s common stock, may not have a term of more than five years.

Options for a total of 4,825,000 shares have been granted under the Plan. On June 30, 2004 two employees terminated their employment with the Company.  As a result, 1,500,000 options were forfeited.  Pursuant to an employment agreement, another employee has a contractual right to the grant of these options. The Company has treated these 1,500,000 options as outstanding at June 30, 2005 for the purposes of calculating stock compensation expense.  On October 19, 2004, the Company granted 2,000,000 options to purchase common stock to its then newly-appointed chief executive officer. The options have an exercise price of $.10 per share and were fully vested upon grant.  In February 2005 this officer resigned and agreed to relinquish 1,800,000 options in exchange for a right to exercise all or any part of the remaining 200,000 options for a period of 12 months from termination.  As a result, as of June 30, 2005, there were outstanding under the plan options to purchase an aggregate 3,025,000 shares of common stock.

The Company has reflected pre-tax charges to earnings in the three and six month periods ended June 30, 2005 of $198,500 and $397,000, respectively, for the compensation value of the options granted.  At June 30, 2005, an additional $2,000 of deferred compensation remains on the accompanying balance sheet that will be amortized during the third quarter of 2005 as the underlying stock option vests.

(8)                                 Employment Agreements

In January 2004, the Company entered into employment and non-competition agreements with three key individuals.  The agreements were amended and restated in May 2004.  These agreements have initial terms that begin on January 1, 2004 and end between March 2005 and June 2005 and may be renewed for successive annual terms if both the Company and the employee agree in writing.  The agreements provide for annual salaries totaling $300,000, as well as bonuses totaling $285,000 if certain Company performance goals are achieved as defined in the agreement.  As of June 30, 2005 no bonuses have been accrued as such goals have not been met.  If the Company elects to terminate the employees without cause, the employees are entitled to receive severance payments equal to six months of their salaries.  Two of the employees resigned as of June 30, 2004.  The remaining individual is continuing his employment with the Company as an employee-at-will.

(9)                                 Related Party Transactions

Contributed Services

During the year ended December 31, 2004 certain stockholders contributed services to the Company. Pursuant to Staff Accounting Bulletin Topic 5T (SAB.T.5T), the Company recorded compensation of $27,500 and $55,000 for the three and six month periods ended June 30, 2004, respectively, with corresponding credits recorded in additional paid-in capital.  There were no contributed services during the three or six month periods ended June 30, 2005.

Expenses Paid By Stockholder

During 2004, the Chairman paid certain legal, accounting and operating expenses on behalf of the Company.  Pursuant to SAB.T.5T, expenses not expected to be repaid of approximately $52,000 and $155,000 were recorded as expense and charged to additional paid-in capital for the three and six month periods ended June 30, 2004, respectively.  The Chairman did not pay any Company expense during the three and six month periods ended June 30, 2005.

(10)                          Asset Purchase

In January 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to re-certify or re-license such assets by June 30, 2004. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment was $1,670,000 and 725,000 shares of common stock having a value of approximately $325,000. On March 15, 2005, the agreement was further amended, at which time the Company completed the purchase of this equipment.  In consideration for the equipment purchased, the Company paid $500,000 in March 2005, issued 725,000 shares of common stock, and issued a promissory note for the balance due of $1,170,000.  The note was subsequently adjusted to reduce the principal amount to $970,000, reflective of unanticipated recertification costs, which reduced the basis of the underlying equipment.  The promissory note bears interest at 8.25% per annum and is payable monthly in arrears.  Principal payments of $100,000 are due on September 30, 2005 and December 31, 2005, with the balance of the principal ($770,000) due on March 15, 2006.

Through March 15, 2005, the Company accounted for the agreement as a capital lease in accordance with Statement of Financial Accounting Standard (SFAS) No. 13 Accounting for Leases and reflected the liability as a capital lease obligation. As of March 15, 2005, the obligation has been included in the consolidated balance sheet under the caption “Note Payable.”

The Company originally recorded the present value of the minimum lease payments as an asset of $1,855,835.  The future minimum lease payments related to the capital lease were $2,000,000, which included $144,165 related to interest.  The Company recorded $28,333 related to the interest expense on the capital lease for the three months ended June 30, 2004, and $23,707 and $56,666 related to interest expense for the six month periods ended June 30, 2005 and 2004, respectively.  The equipment was not placed in service as of June 30, 2005.

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

(11)                          Commitments and Contingencies

From its inception through the closings of the convertible debenture financing described in Note 14, the Company sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders. The Chairman has made advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as from other of the Chairman’s personal assets. The credit facility was established by the Chairman in February of 2003 and was first drawn upon by the Chairman in May of 2003. Borrowings are payable by the Chairman upon demand.  Interest accrues at the bank’s base rate plus 2% for the first $300,000 of borrowings and at the bank’s base rate plus 5% on all additional borrowings.  Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. As of June 30, 2005, the Chairman has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by the Company and its affiliates. Seven letters of credit in the aggregate amount of $1,195,000 have been issued by the lender under the credit facility of which $477,000 have been issued in favor of vendors to the Company and its affiliates at the request of the Chairman. As of June 30, 2005, approximately $436,000 was undrawn and available under the credit facility and $2,564,000 was outstanding. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2005 as and if needed. If the Company is unable to raise additional external capital, the Company may become dependent on the Chairman to fund its operations and provide growth capital.  There can be no assurances that the Company can raise such capital on acceptable terms, if at all.

The credit facility is guaranteed by the Company’s wholly owned subsidiary, Vistula Limited. The lender under the credit facility requested that Vistula Limited provide the guarantee as a condition to providing the facility since it was anticipated that a portion of the drawings under the facility would be advanced to, or used to pay expenses of, Vistula Limited. Vistula Limited shall be required to perform its obligations under the guarantee in the event that the Chairman fails to pay to the lender any amounts payable under the credit facility when due. The maximum amount of future payments the guarantor could be required to make under the guarantee is $3,000,000, plus interest, fees, costs and expenses payable to the lender under the credit facility. The guarantee shall continue in effect until all of the obligations and liabilities of the Chairman under the credit facility have been paid or satisfied in full. The Company has no recourse provisions that would enable it to recover monies from third parties with respect to amounts it is required to pay under the guarantee. The Company does not have any collateral it could obtain to recover amounts paid under the guarantee. The Company has evaluated the fair value of the guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability has been recorded.

Shortly after the first closing of the private placement described in Note 14, the Company received a letter on behalf of Kevin Dann & Partners, LLC (“KDP”), a placement agent the Company had retained prior to the engagement of IndiGo Securities, LLC as placement agent, demanding a placement fee of $227,000.  The letter also included a claim that KDP would be entitled to additional fees in the event of future closings.  In the Company’s response to this letter, the Company denied any such liability to KDP. On June 5, 2005 the Company entered into a Settlement Agreement with KDP under which the Company paid $25,000 to KDP upon signing of the Settlement Agreement and agreed to pay $25,000 on December 9, 2005 in exchange for a full release of all claims against the Company.

(12)                          Indemnification

As permitted under Delaware law, the Company has agreements with its directors whereby it indemnifies them for certain events or occurrences while the director is, or was serving, at the Company’s request as a director (or in any other capacity). The term of the indemnification period is for the director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy pursuant to which the Company may recover all or a portion of amounts it pays to directors under their indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally distributors, agents, or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. In addition, the Company has agreed to indemnify the investors in the convertible debenture financing described in Note 14 against certain losses.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

(13)                          Convertible Promissory Note to Related Party

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan a convertible promissory note in the principal amount of $125,000 on July 12, 2004 and the Company issued and sold to the pension plan a convertible promissory note in the principal amount of $50,000 on August 11, 2004. Both convertible promissory notes have a one-year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share. On August 11, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2005.

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

In connection with the debenture financing transaction, the Company issued warrants to the placement agent to purchase 802,500 shares of the Company’s common stock at an exercise price of $1.00 per each common stock share.  The Company determined the value of the warrant to be $184,844 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%.  The Company recorded the value of this warrant as deferred financing fees.  In addition, the Company paid legal expenses and broker fees of $947,127, which have been recorded as deferred financing fees.  The deferred financing fees are being amortized to investment fees expense using the straight-line method through the maturity date of the debentures.

In connection with the debenture financing transaction, the Company issued 8,400,000 warrants to the investors to purchase shares of the Company’s common stock at an exercise price of $1.00 per each share of common stock.  The Company determined the value of the warrants to be $1,933,108 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%.  The Company allocated value to the debt and the warrant based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, resulting in an allocation of $1,596,000 to the warrants.  The warrants were recorded as a discount to the debenture and a credit to additional paid-in capital.  This discount is amortized to interest expense using the effective interest rate method through the maturity date of the debentures.  As of June 30, 2005, the unamortized portion of the discount was $1,430,582.

After allocation of the proceeds between the debentures and the warrants, the Company considered whether the conversion terms of the debenture result in a beneficial conversion feature, pursuant to Emerging Issue Task Force Nos. 98-5 and 00-27.  The Company determined that there was not a beneficial conversion feature.

For both of the Black-Scholes computations described above, the Company used $0.45 as the fair value of its common stock.  Because there was no current trading market for the Company’s common stock at the time of the debenture and warrant allocation, management’s determination of fair value was based on an independent appraisal.

See subsequent events Note 17 regarding conversions of debentures.

(15)                          Distribution and Marketing Agreement

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, small and medium enterprises, and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to the Company by NetYantra, the Company paid NetYantra $150,000 (the “Initial Payment”) and is required to:

•                  Pay NetYantra the amount of $250,000 (the “Second Payment”) on the day immediately following the first anniversary of the signing of the agreement; and

•                  Pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

The Company did not pay the Second Payment on the due date for payment and has received a notice of this default from NetYantra. The Company has until September 13, 2005 to cure this default under the terms of distribution agreement. The Company has notified NetYantra of its default in its obligation to sign and deliver an escrow agreement required by the distribution agreement. The Company expects to pay the Second Payment to NetYantra prior to the end of the cure period.

Amounts paid by the Company pursuant to the Initial Payment and the Second Payment are creditable against future royalty commitments.  Accordingly, the Company recorded the amount paid pursuant to the Initial Payment, and will record the amount of the Second Payment when paid, as prepaid royalties and will expense such prepaid amounts as royalties accrue.  Should the Company fail to make any of these payments, NetYantra may terminate the agreement.

In addition, the agreement stated that in the event that the Company’s common stock was quoted or traded on a stock market on or before the first anniversary of the agreement, the Company would also issue to NetYantra shares of the Company’s common stock having a market value of $1,000,000 based on the opening price of the Company’s common stock on the first day of trading (or, at the Company’s option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares). Should the Company fail to issue these shares, or make the cash payment, NetYantra may terminate the agreement.  This payment, whether in the form of common stock or cash, is not creditable towards royalty commitments and will be expensed when and if it becomes payable.  On July 21, 2005, public trading in the Company’s common stock began jointly on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the trading symbol “VSTL.”  The opening sale was at a price of $2.00 per share. The Company is in the process of issuing 500,000 shares of its common stock to NetYantra in compliance with the agreement.

The agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to the Company under the agreement after a period of two years for any reason.

(16)                          New Accounting Pronouncement

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS

No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

(17)                          Subsequent Events

In July 2005 the Company issued nonqualified stock options to purchase 1,748,000 shares of common stock to employees, board members and consultants at $0.45 per share.

The Company’s 2004 Stock Incentive Plan was amended by the Board, subject to shareholder approval, on June 3, 2005 to, among other things, increase the number of shares available for options or restricted stock grants from 6,000,000 to 8,000,000.  The shareholders of the Company approved the amendment to the Plan, and therefore it became effective on July 14, 2005.

On July 21, 2005, public trading in the Company’s common stock began jointly on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the trading symbol “VSTL”.

Through August 5, 2005, $418,750 in outstanding principal amount of convertible debentures issued by the Company has been converted into 558,332 shares of common stock.

On August 11, 2005 the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2 confirmed its earlier agreement to extend the maturity date of both promissory notes (see Note 13) until December 31, 2005.

On August 14, 2005, the Company received a notice of default from NetYantra under the distribution agreement with NetYantra as described in Note 15.

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

•                                          If we fail to establish the Vistula, V-Cube™ and Cardlink brands or to attract new customers, we may not be able to increase our revenues sufficiently to fund our operations.

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

•                                          The markets for wholesale voice services (particularly VoIP services) and pre-pay products are new and evolving and, if these markets do not develop as expected, it could have a material adverse effect on our business.

•                                          Intellectual property infringement claims against us or any of our subsidiaries, even without merit, could require us to enter into costly licenses or deprive us of the technology we need. Failure to adequately protect our intellectual property rights could have a material adverse effect on our business.

•                                          If our products contain defects, then our sales are likely to suffer, and we may be exposed to legal claims.

•                                          We may be subject to litigation.

Because of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis which could materially adversely affect our business and financial condition.

Overview

Vistula Communications Services, Inc. (“VCS”, the “Company” or “we”) currently has three wholly-owned subsidiaries: Vistula Limited (“Vistula”), Vistula USA, Inc. (“Vistula USA”) and Cardlink Services Limited (“Cardlink”) and one subsidiary that is 60% owned, Vistula Communications Services SA (Pty) Ltd. (“Vistula SA”).  Through Vistula, Vistula USA, and Vistula SA, we currently provide wholesale value-added telecommunications services (including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. Beginning in the first quarter of 2005, through Vistula, Vistula USA and Vistula SA, we began to market the V-Cube™ Voice over Internet Protocol, or “VoIP”, IP-PBX software platform to telecommunications carriers, Internet service providers, or “ISPs”, large corporations and small and medium enterprises, or “SMEs”, throughout the world.

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

Vistula, Vistula USA, and Vistula SA

Vistula, Vistula USA, and Vistula SA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators.  Vistula, Vistula USA, and Vistula SA are collectively referred to as the “Vistula Companies.”  The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations.  We believe that the Vistula Companies are positioned to take advantage of the disruption and uncertainty in the telecommunications sector over the past few years. The collapse of a significant number of competitive wholesale service providers has meant that profit margins have improved significantly and we believe the opportunity for well managed wholesale carriers such as the Vistula Companies is significant.

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

On April 1, 2005, we entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we license Telstra Europe to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The agreement grants Telstra Europe an exclusive license to provide the hosted solution to its customers in the United Kingdom and Ireland for a period of five years. The monthly license fee payable by Telstra Europe to us is based on the number of individual users at the various Telstra Europe customers who are using the VoIP services provided by Telstra Europe through use of the V-Cube™ platform. We hope to leverage the marketing advantages and customer relationships of Telstra Europe to provide us with regular monthly revenue.

Cardlink

Cardlink has been inactive since it was first acquired by Mr. Rupert Galliers-Pratt and certain members of his family in April 2003.  Cardlink was acquired by VCS through the share exchange completed in March, 2004. VCS intends to reactivate and refocus the operations of Cardlink. Cardlink will offer an electronic top-up, or “ETU”, software product suite which will enable mobile operators to electronically process prepayments from “pay-as-you-go” customers.  Cardlink’s products will allow these customers to “electronically top-up” their accounts with the mobile operator.  We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink’s ETU product will be of significant value as new mobile operators throughout the world seek to adopt this technology.

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

The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three month period ended June 30, 2005. We did not make any changes to this policy during this period.

For the computations described in Note 14 to the financial statements pertaining to the convertible debentures and warrants, the Company used $0.45 as the fair value of its common stock.  Because there was no trading market for the Company’s common stock at the time of the debenture and warrant allocation, management’s determination of fair value was based on an independent appraisal.

Results of Operations

Revenues for the three-month period ended June 30, 2005 decreased by 72% over the comparable fiscal period in 2004 to  $230,130.  Revenue for the six-month period ended June 30, 2005 decreased by 81% over the comparable fiscal period in 2004 to $352,327. We believe this decrease is attributable both to the decline of the UK mobile market as a re-sellable wholesale route and to our inability to attract new wholesale business due to our lack of liquidity prior to the closings of our private placement of convertible debentures and warrants in the first quarter of 2005 as described in Note 14 to the financial statements.  We believe that during the remainder of 2005 we will derive revenues from the equipment described in Note 10 to the financial statements if and when it is placed into service enabling us to attract and serve new customers.

Cost of revenues for the three-month period ended June 30, 2005 was $244,946, a 65% decrease as compared to the same period in fiscal 2004. Cost of revenues for the six-month period ended June 30, 2005 was $499,433, a 69% decrease as compared to the same period in fiscal 2004.  Engineering costs classified as cost of revenues for the three-month period ended June 30, 2005 of $109,872 increased 691% as compared to the same period in fiscal 2004, and engineering costs classified as cost of revenues for the six-month period ended June 30, 2005 of $231,395 increased 276% as compared to the same period in fiscal 2004.  Both three and six month increases are due to expenditures pertaining to support of the wholesale business and initiating routing services in the U.S.

Selling, general and administrative costs increased by 67% to $1,889,957 for the three-month period ended June 30, 2005 as compared to the same period in fiscal 2004, and increased by 93% to $3,037,855 for the six-month period ended June 30, 2005 as compared to the same period in fiscal 2004. During the three-month period ended June 30, 2005, we incurred increased compensation for employees and consultants and increased travel in connection with the marketing of the VoIP platform; increased professional fees, due in part to the public reporting requirements of the Company; and an increase in sales and marketing expenses incurred in promoting the Company’s VoIP product offering.  During the six-month period ended June 30, 2005, we incurred increased compensation for employees and consultants and increased travel as the VoIP platform was being marketed; increased professional fees, due in part to the public reporting requirements of the Company; an increase in sales and marketing expenses in creating awareness of the Company’s VoIP product offering; increased investment banking fees as the Company engaged in fundraising activities; and increased regulatory fees, printing, and insurance costs, all related to the transition of the Company to a public-reporting entity.

Interest expense, net increased 895% to $287,030 for the three-month period ended June 30, 2005 as compared to the same period in fiscal 2004 and increased by 625% to $417,761 for the six-month period ended June 30, 2005 as compared to the same period in fiscal 2004. During the three and six month periods ended June 30, 2005 we incurred interest expense on the convertible debentures, interest expense on the convertible promissory note to a related party, and interest expense on the note payable issued in the acquisition of equipment described in Note 10 to the financial statements. The amortization of the debt discount described in Note 14 to the financial statements is also classified as interest expense. During the three and six month periods ended June 30, 2004 we incurred interest expense on the capital lease obligation described in Note 10 to the financial statements.

For the three-month period ended June 30, 2005, we incurred a loss of $(2,191,803) or approximately $(0.09) loss per common share, basic and diluted.  For the six-month period ended June 30, 2005, we incurred a loss of $(3,602,722) or approximately $(0.14) loss per common share, basic and diluted.

Liquidity And Capital Resources

As of June 30, 2005, we had cash and cash equivalents of approximately $1,443,000 and a working capital surplus of approximately $466,000.  This represents an increase in cash and cash equivalents of approximately $1,440,000 from December 31, 2004 and an increase in working capital from a deficit of approximately $(2,271,000) at December 31, 2004. These increases in cash and cash equivalents and working capital are principally reflective of the proceeds we received in connection with the private placement described below.  Since our inception through June 30, 2005, we have generated losses of approximately $(7,742,000).  Net accounts receivable were approximately $83,000 at June 30, 2005, an increase of approximately 48% from December 31, 2004.  Accounts payable, accrued expenses and due to stockholder decreased approximately $1,729,000 from December 31, 2004 as a result of applying a portion of the proceeds received from the issuance of convertible debentures and warrants to the payment of these outstanding obligations.

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

We have made expenditures for capital equipment from our inception until June 30, 2005 of approximately $385,000 purchasing the telecommunications equipment necessary to begin our business. This amount excludes the $1.9 million in telecommunications equipment acquired from MRS Partners LLC (“MRS Partners”) described further below.

On March 15, 2005, we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Prior to the closing, we were leasing this equipment from MRS Partners.  The principal amount of the note was subsequently adjusted to $970,000, reflective of unanticipated recertification costs.  Under the terms of the promissory note, interest accrues daily at a rate of 8.25% and is payable monthly in arrears.  Principal repayments of $100,000 are payable on September 30, 2005 and December 31, 2005. The remaining principal and any unpaid interest is payable on the first anniversary of the closing of the purchase.

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

The Company did not pay the $250,000 payment on the due date for payment and has received a notice of this default from NetYantra. The Company has until September 13, 2005 to cure this default under the terms of distribution agreement. The Company has notified NetYantra of its default in its obligation to sign and deliver an escrow agreement required by the distribution agreement. The Company expects to make the outstanding payment to NetYantra prior to the end of the cure period.

In addition, the agreement stated that in the event that the Company’s common stock was quoted or traded on a stock market on or before the first anniversary of the agreement, the Company would also issue to NetYantra shares of the Company’s common stock having a market value of $1,000,000 based on the opening price of the Company’s common stock on the first day of trading (or, at the Company’s option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares). Should the Company fail to issue these shares, or make the cash payment, NetYantra may terminate the agreement.  This payment, whether in the form of common stock or cash, is not creditable towards royalty commitments and will be expensed when and if it becomes payable.  On July 21, 2005, public trading in the Company’s common stock began jointly on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the trading symbol “VSTL” with an opening sale at a price of $2.00 per share. The Company is in the process of issuing 500,000 shares of its common stock to NetYantra in compliance with the agreement.

We expect to be able to pay the required interest and principal payments under the convertible debentures issued in our recent private placement and the promissory note issued to MRS Partners as part of the consideration for the purchase of equipment from MRS Partners and the payments required under the NetYantra agreement from wholesale voice services, from the remaining proceeds from our recently completed convertible debenture and warrant financing, and/or from additional financing.

We believe that our available cash and cash equivalents will be sufficient to meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for at least the current fiscal year, assuming that our business plan is implemented successfully. Previously, our primary sources of capital had been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder’s personal assets.  In the event that we do not succeed in implementing our business plan, and do not otherwise raise third-party capital, we will have to curtail certain expenditures, seek additional financing from our principal stockholder, or both in order to sustain operations.  As noted above, the principal stockholder has historically provided working capital advances, and has caused the lender to issue letters of credit in favor of certain vendors. While the stockholder is not obligated to provide these working capital advances to us or to cause the lender to issue standby letters of credit in favor of our vendors, we expect the stockholder to continue providing funds for operations in 2005 as and if needed, until such time that our operations are self-sustaining or we raise additional external capital, as the case may be.  We have not generated revenues from the acquired equipment described in Note 10 to the financial statements, although we expect to commence revenue activity from this equipment during the third quarter of 2005.  Our cash flow has therefore been negatively impacted and, if we are unable to raise additional financing during the third quarter of 2005, we will look to this stockholder to provide working capital funding until additional capital can be obtained.

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

Off-Balance Sheet Arrangements

 One of our subsidiaries, Vistula Limited, has agreed to guarantee unconditionally the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder. Vistula Limited has agreed to provide this guaranty since the stockholder has to date advanced drawings under the credit facility to Vistula Limited and its affiliates and letters of credit have been issued under the facility in favor of vendors to Vistula Limited and its affiliates to secure obligations of those entities to their vendors. In light of the circumstances surrounding the guaranty, including the fact that the obligations of the stockholder under the credit facility are secured by significant assets in which the stockholder has a beneficial interest, we believe that the potential liability and obligations of Vistula under this guaranty are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.  To date, we have not derived revenues from the acquired equipment described in Note 10 to the financial statements, although we expect to commence revenue activity from this equipment during the third quarter of 2005. Our cash flow has therefore been negatively impacted and, if we are unable to raise additional financing during the third quarter of 2005, we will look to this stockholder to provide working capital funding until additional capital can be obtained.

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

We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis.  The immediate responsive actions being taken include increasing staffing levels in certain areas of the finance organization.  We have also implemented an automated accounting system for our U.S. operations.  In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2006.  Changes have been made and will be made to our internal controls as a result of these efforts.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

10.1(1)	Amended and Restated 2004 Stock Incentive Plan
31.1*	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
31.2*	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
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

*     Filed herewith.

(1)    Incorporated by reference to Appendix A to the Company's Proxy Statement filed with the Securities and Exchange Commission on June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vistula Communications Services, Inc.

Date: August 15, 2005	By:	/s/ RUPERT GALLIERS-PRATT
Rupert Galliers-Pratt
Chief Executive Officer