Form 10QSB
period 2005-09-30
Vistula Communications Services, Inc.
filed 2005-11-21
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

As of November 11, 2005, there were 31,696,565 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). ☐  Yes  ☒  No

Transitional Small Business Disclosure Format (Check one):     Yes   ☐     No   ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED September 30, 2005

Facing Page

Table of Contents

PART I.	FINANCIAL INFORMATION(*):

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2005 and September 30, 2004 (unaudited)

Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and September 30, 2004 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,413	$3,221
Accounts receivable	102,974	55,991
Prepaid expenses and other current assets	1,088,955	228,870
Total current assets	1,433,342	288,082

Property and equipment, net	2,097,118	1,997,621
Deferred financing costs	703,574	—
Other assets	58,670	—

	$4,292,704	$2,285,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,019,566	$537,660
Accrued expenses	506,908	1,044,343
Due to stockholder	—	801,630
Convertible promissory note to related party	175,000	175,000
Note payable	970,000	—
Total current liabilities	2,671,474	2,558,633
Capital lease obligation	—	1,971,167
Convertible debentures	5,455,167	—
Total liabilities	8,126,641	4,529,800
Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,306,067 and 24,454,406 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	28,306	24,454
Additional paid-in capital	9,280,693	2,608,581
Deferred compensation	(14,381)	(399,000)
Accumulated deficit	(13,018,991)	(4,394,997)
Accumulated other comprehensive loss	(109,564)	(83,135)

Total stockholders’ deficit	(3,833,937)	(2,244,097)

	$4,292,704	$2,285,703

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations for the
Three and Nine Months ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$262,050	$513,563	$614,378	$2,329,571

Cost of revenues	301,120	426,782	719,955	2,107,794

Gross margin	(39,070)	86,781	(105,577)	221,777

Selling, general and administrative expenses	4,536,424	640,790	7,654,878	2,146,458

Loss from operations	(4,575,494)	(554,009)	(7,760,455)	(1,924,681)

Interest expense, net	(445,778)	(31,220)	(863,539)	(88,877)

Net loss	$(5,021,272)	$(585,229)	$(8,623,994)	$(2,013,558)

Weighted-average basic and diluted shares outstanding	26,192,848	24,416,363	25,327,068	24,159,220

Basic and diluted net loss per common share	$(0.19)	$(0.02)	$(0.34)	$(0.08)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders’ Deficit for the
Nine Months ended September 30, 2005

(unaudited)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Loss	Deficit	Loss
Balance, December 31, 2004	24,454,406	$24,454	$2,608,581	$(399,000)	$(4,394,997)	$(83,135)	$(2,244,097)
Issuance of common stock	725,000	725	324,149				324,874
Issuance of stock options			1,814,840	(1,814,840)			—
Amortization of deferred stock compensation				2,199,459			2,199,459
Issuance of warrants with convertible debentures			1,780,844				1,780,844
Issuance of warrant pursuant to consulting agreement			29,913				29,913
Issuance of common stock pursuant to debenture conversions	2,566,661	2,567	1,352,489				1,355,056
Issuance of common stock pursuant to marketing and distribution agreement	500,000	500	999,500				1,000,000
Exercise of stock options	60,000	60	2,940				3,000
Compensation expense associated with options issued to non-employees			367,437				367,437
Net loss					(8,623,994)		(8,623,994)	$(8,623,994)
Change in cumulative translation adjustment						(26,429)	(26,429)	(26,429)
Balance, September 30, 2005	28,306,067	$28,306	$9,280,693	$(14,381)	$(13,018,991)	$(109,564)	$(3,833,937)	$(8,650,423)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows for the
Nine Months ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(8,623,994)	(2,013,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,150	31,877
Payment of Company expenses by stockholders recorded as a capital contribution	—	82,500
Non cash compensation expense	2,566,896	435,000
Non cash financing charge	—	22,500
Non cash issuance of common stock pursuant to distribution and marketing agreement	1,000,000	—
Non cash interest expense	467,474	86,499
Services paid for by issuance of common stock	—	188,733
Issuance of warrant pursuant to consulting agreement	29,913	—
Loss on property and equipment	—	43,300
Contribution of services by stockholder	—	179,642
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(46,983)	(37,903)
Prepaid expenses and other current assets	(918,755)	(61,843)
Increase (decrease) in:
Accounts payable	481,906	127,324
Accrued expenses	(546,579)	749,232
Net cash used in operating activities	(5,492,972)	(166,697)

Cash flows from investing activities:
Purchases of property and equipment	(408,701)	(68,459)
Net cash used in investing activities	(408,701)	(68,459)

Cash flows from financing activities:
Payments on due to stockholder	(801,630)	(35,229)
Payment of capital lease obligation	(500,000)	—
Proceeds from issuance of convertible promissory note to related party	—	175,000
Proceeds from issuance of common stock	3,000	5,000
Proceeds from issuance of convertible debentures and warrants, net of deferred financing costs	7,452,874	—
Net cash provided by financing activities	6,154,244	144,771

Effect of exchange rates on cash	(14,379)	8,942

Net increase (decrease) in cash and cash equivalents	238,192	(81,443)
Cash and cash equivalents, beginning of period	3,221	88,644

Cash and cash equivalents, end of period	$241,413	7,201

Supplemental disclosure of cash flow information:

Cash paid for interest	$433,042	—
Cash paid for taxes	$—	—

Supplemental disclosure of non cash financing activities:

Equipment acquired pursuant to capital lease obligation	$—	1,855,835
Issuance of common stock pursuant to purchase of assets under capital lease obligation	$324,874	—
Issuance of note payable pursuant to purchase of assets under capital lease obligation	$970,000	—
Issuance of common stock pursuant to debenture conversions	$1,355,056	—
Issuance of common stock warrants in connection with convertible debenture financing	$184,844	—
Reduction in fixed assets and related indebtedness pursuant to modification of asset purchase agreement	$200,000	—

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(1)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements of Vistula Communications Services, Inc. (“Vistula” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements for the fiscal year ended December 31, 2004 and the footnotes thereto. Those audited financial statements are included in the Company’s Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission (SEC) on March 31, 2005.

The Company uses the United States dollar as its reporting currency. The British pound is the functional currency of its wholly-owned subsidiary, Vistula Limited.  The South African rand is the functional currency of its 60% owned subsidiary, Vistula Communications Services SA (Pty) Ltd.  Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates.  Income and expense items are translated at average exchange rates which are in effect during the year.  Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ deficit in the consolidated balance sheet. Transaction gains (losses) were immaterial for the three and nine month periods ended September 30, 2005 and 2004.

In the event that the Company is not successful in implementing its business plan, or does not raise third-party capital, the Company will have to curtail certain expenditures, seek additional financing from one of its principal stockholders, or both in order to sustain operations.  One of the Company’s principal stockholders has historically provided working capital advances and has caused a lender to issue letters of credit in favor of certain vendors. While the stockholder is not obligated to provide these working capital advances to the Company or to cause a lender to issue standby letters of credit in favor of its vendors, the Company expects that the stockholder will continue to provide funds for operations in 2005, as and if needed, until such time that the Company’s operations are self-sustaining or the Company raises additional external capital, as the case may be.  As described in Note 17, in October 2005 the Company received $3.0 million in net proceeds from the exercise of warrants associated with the convertible debentures described in Note 14.  Also, although the acquired equipment described in Note 10 has been placed in service as of September 30, 2005, only nominal revenues have been generated to date.  Cash flow has therefore been negatively affected, and if the Company is unable to raise additional financing during the fourth quarter of 2005 or the first quarter of 2006, it will look to this principal stockholder to provide working capital funding until additional capital can be obtained.

Certain amounts from 2004 and from the first two quarters of 2005 have been reclassified to conform with the current presentation.

(2)                                 Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation requires the measurement of the fair value of stock options and warrants to be included in the statement of operations or disclosed in the notes to financial statements.  The Company accounts for stock-based compensation for directors and employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure-only alternative under SFAS No. 123, as amended by Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Common stock options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for stock options granted to directors and employees during 2005 are as follows:

Risk-free interest rate	4.05%
Expected dividend yield	0
Expected lives	5 years
Expected volatility	80%

The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all outstanding awards for each of the three and nine month periods ended September 30, 2005 and 2004, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net loss as reported	$(5,021,272)	$(585,229)	$(8,623,994)	$(2,013,558)
Stock compensation expense included in net loss	1,802,459	41,000	2,199,459	395,000
Stock compensation expense determined using fair value method for all awards	(2,116,747)	(5,887)	(2,599,663)	(443,513)
Pro forma net loss	$(5,335,560)	$(550,116)	$(9,024,198)	$(2,062,071)

Loss per share (basic and diluted) as reported	$(0.19)	$(0.02)	$(0.34)	$(0.08)
Pro forma loss per share (basic and diluted)	$(0.20)	$(0.02)	$(0.36)	$(0.09)

In accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service.  The Company remeasures the fair value of non-employee awards at each reporting date, when required by EITF No. 96-18.  For the three and nine month periods ended September 30, 2005, the Company recorded $367,437 in compensation expense pertaining to options granted to non-employees. No compensation expense pertaining to options granted to non-employees was recorded during the three and nine month periods ended September 30, 2004. In March 2005 the Company issued a fully vested warrant to purchase 100,000 shares of common stock pursuant to a consulting agreement.  The warrant was valued at $29,913 using the Black-Scholes option pricing model and charged to selling, general and administrative expense for the three month period ended March 31, 2005.

Between July 7, 2005 and July 14, 2005 the Company issued 1,538,000 stock options to directors and employees at an exercise price of $0.45 per share, 1,525,000 of which were fully vested at the date of grant. During the three months ended September 30, 2005, the non-cash compensation expense related to these stock options was $1,800,459 and $14,381 is reflected as deferred compensation at September 30, 2005 that will be amortized over the respective vesting period of the applicable stock options.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted in fiscal periods beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized beginning with the effective date of SFAS No. 123R (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method, which includes the requirements of the modified prospective method described above, also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS No. 123R.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. Accordingly, the adoption of SFAS No. 123R’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share above. The Company is currently evaluating the impact of the adoption of SFAS No. 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

(3)                                 Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period.  The Company did not record a provision for federal, state or foreign income taxes for the three or nine month periods ended September 30, 2005 and 2004 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)                                 Balance Sheet Detail

Prepaid expenses and other current assets at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Royalties	$400,000	$150,000
Call termination charges	315,607	28,756
Maintenance agreement	74,972	—
Value-added tax	73,296	—
Insurance	67,429	—
Non-trade receivables	64,647	—
Co-location	28,685	—
Equipment and rent	27,298	41,707
Salaries	20,000	—
Other	17,021	8,407
Total	$1,088,955	$228,870

Other assets at Sepetember 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
Equipment rent	$30,243	$—
Call termination charges	21,661	—
Other	6,766	—
Total	$58,670	$—

Deferred financing costs at September 30, 2005 were incurred in connection with the Company’s issuance of convertible debentures and warrants as described in Note 14, which costs are being amortized over the life of the convertible debentures.

Accrued expenses at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Professional fees	$149,632	$573,323
Payroll and payroll-related	140,635	167,500
Travel	48,489	107,767
Advance deposit on warrant exercise	30,000	—
Accrued termination costs	25,762	—
Property and equipment	24,364	—
Consulting	20,273	—
Telephone	19,703	—
Interest	14,630	—
Directors’ fees	7,950	59,346
Rent	5,562	25,848
Printing	—	50,764
Value-added tax payable	—	47,024
Other	19,908	12,771
	$506,908	$1,044,343

(5)                                 Comprehensive Loss

For the three and nine month periods ended September 30, 2005 and 2004, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments.  Comprehensive loss was $5,026,320 and $579,600 for the three months ended September 30, 2005 and 2004, respectively, and $8,650,423 and $2,004,234 for the nine months ended September 30, 2005 and 2004, respectively.

(6)                                 Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options.  As there was a net loss for the three and nine month periods ended September 30, 2005, 4,868,000 outstanding stock options, 9,302,500 outstanding warrants, and 8,633,333 common shares issuable upon conversion of the convertible debentures were excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2005, because they were anti-dilutive. In 2004, 2,825,000 outstanding stock options were excluded from the calculation of diluted earnings per share for the nine month period ended September 30, 2004, because they were anti-dilutive.

(7)                                 Stock Incentive Plan

In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the “Plan”). The Plan initially covered 6,000,000 shares of the Company’s common stock issuable upon exercise of incentive stock options and non-statutory stock options and in connection with grants of restricted stock. The Plan was amended by the Board, on June 3, 2005 to, among other things, increase the number of shares available for options or restricted stock grants from 6,000,000 to 8,000,000.  The shareholders of the Company approved the amendment to the Plan on July 14, 2005.  The Board has the authority to select the employees, officers, directors, consultants and advisors to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may be up to 10 years or, in the case of incentive stock options issued to a stockholder owning in excess of 10% of the Company’s common stock, five years.

Options for a total of 6,668,000 shares have been granted under the Plan. On June 30, 2004 two employees terminated their employment with the Company.  As a result, 1,500,000 options were forfeited.  Pursuant to an employment agreement, another employee had a contractual right to the grant of these options. The Company has treated these 1,500,000 options as outstanding at September 30, 2005 for the purposes of calculating stock compensation expense.  On October 19, 2004, the Company granted 2,000,000 options to purchase common stock to its then newly-appointed chief executive officer. The options had an exercise price of $.10 per share and were fully vested upon grant.  In February 2005 this officer resigned and agreed to relinquish 1,800,000 options in exchange for a right to exercise all or any part of the remaining 200,000 options for a period of 12 months from termination.  As a result, as of September 30, 2005, there were outstanding under the plan options to purchase an aggregate 4,868,000 shares of common stock.

The Company has reflected pre-tax charges to earnings in the three and nine month periods ended September 30, 2005 of $1,802,459 and $2,199,459, respectively, for the compensation value of all director and employee stock options granted.

(8)                                 Employment Agreements

In January 2004, the Company entered into employment and non-competition agreements with three individuals.  The agreements were amended and restated in May 2004.  These agreements had initial terms that began on January 1, 2004 and ended between March 2005 and June 2005.  The agreements provided for annual salaries totaling $300,000, as well as bonuses totaling $285,000 if certain Company performance goals were achieved as defined in the agreements.  As of September 30, 2005 no bonuses have been accrued or paid as such goals have not been met.  Two of the employees resigned as of June 30, 2004.  The remaining individual continued his employment with the Company as an employee-at-will through November 2, 2005, when he submitted his resignation. See Note 17.

(9)                                 Related Party Transactions

Contributed Services

During the year ended December 31, 2004 certain stockholders contributed services to the Company. Pursuant to Staff Accounting Bulletin Topic 5T (SAB.T.5T), the Company recorded compensation of $27,500 and $82,500 for the three and nine month periods ended September 30, 2004, respectively, with corresponding credits recorded in additional paid-in capital.  There were no contributed services during the three and nine month periods ended September 30, 2005.

Expenses Paid By Stockholder

During 2004, the Chairman paid certain legal, accounting and operating expenses on behalf of the Company.  Pursuant to SAB.T.5T, expenses not expected to be repaid of approximately $25,000 and $180,000 were recorded as expense and charged to additional paid-in capital for the three and nine month periods ended September 30, 2004, respectively.  The Chairman did not pay any Company expense during the three and nine month periods ended September 30, 2005.

(10)                          Asset Purchase

In January 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to recertify or relicense such assets by June 30, 2004. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment was $1,670,000 and 725,000 shares of common stock having a value of approximately $325,000. On March 15, 2005, the agreement was further amended, at which time the Company completed the purchase of this equipment.  In consideration for the equipment purchased, the Company paid $500,000 in March 2005, issued 725,000 shares of common stock, and issued a promissory note for the balance due of $1,170,000.  The note was subsequently adjusted to reduce the principal amount to $970,000, reflective of unanticipated recertification costs, which reduced the basis of the underlying equipment.  The promissory note bears interest at 8.25% per annum and is payable monthly in arrears.  A principal payment of $100,000 was due on September 30, 2005 and was paid on October 3, 2005.  An additional principal payment of $100,000 is due December 31, 2005, with the balance of the principal ($770,000) due on March 15, 2006.

Through March 15, 2005, the Company accounted for the agreement as a capital lease in accordance with Statement of Financial Accounting Standard (SFAS) No. 13 Accounting for Leases and reflected the liability as a capital lease obligation. As of March 15, 2005, the obligation has been included in the consolidated balance sheet under the caption “Note Payable.”

The Company originally recorded the present value of the minimum lease payments as an asset of $1,855,835.  The future minimum lease payments related to the capital lease were $2,000,000, which included $144,165 related to interest.  The Company recorded $28,333 related to the interest expense on the capital lease for the three months ended September 30, 2004, and $23,707 and $86,499 related to interest expense for the nine month periods ended September 30, 2005 and 2004, respectively.  The equipment was placed in service in August 2005.

The Company has deemed the May 5, 2004 amendment described above to be a modification of the lease pursuant to SFAS No. 13.  As of May 5, 2004, the balance of the asset and associated capital lease obligation was adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the modified agreement and the present balance of the obligation, with no resulting gain or loss recognized.  Under certain circumstances, the cash portion of the obligation was convertible into the Company’s common stock, at the lessor’s option.  The Company accounted for the conversion feature associated with the capital lease obligation included in the May 2004 amendment pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, whereby the Company measured the beneficial conversion feature on the amendment date but did not record any charge until the contingencies were resolved.  Upon completion of the purchase in March 2005, the conversion feature expired, therefore no charge was recorded.  The promissory note does not include a conversion feature.

(11)                          Commitments and Contingencies

From its inception through the closings of the convertible debenture financing described in Note 14, the Company sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders. The Chairman has made advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as from other of the Chairman’s personal assets. The credit facility was established by the Chairman in February of 2003 and was first drawn upon by the Chairman in May of 2003. Borrowings are payable by the Chairman upon demand.  Interest accrues at the bank’s base rate plus 2% for the first $300,000 of borrowings and at the bank’s base rate plus 5% on all additional borrowings.  Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. As of October 31, 2005, the Chairman has drawn approximately $262,000 under this facility to pay expenses incurred and accrued by the Company and its affiliates. Seven letters of credit in the aggregate amount of approximately $1,182,000 have been issued by the lender under the credit facility of which approximately $472,000 have been issued in favor of vendors to the Company and its affiliates at the request of the Chairman. As of October 31, 2005, approximately $426,000 was undrawn and available under the credit facility and approximately $2,574,000 was outstanding. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2005 as and if needed. If the Company is unable to raise additional external capital, the Company may become dependent on the Chairman to fund its operations and provide growth capital.  There can be no assurances that the Company can raise such capital on acceptable terms, if at all.

The credit facility is guaranteed by the Company’s wholly owned subsidiary, Vistula Limited. The lender under the credit facility requested that Vistula Limited provide the guarantee as a condition to providing the facility since it was anticipated that a portion of the drawings under the facility would be advanced to, or used to pay expenses of, Vistula Limited. Vistula Limited shall be required to perform its obligations under the guarantee in the event that the Chairman fails to pay to the lender any amounts payable under the credit facility when due. The maximum amount of future payments the guarantor could be required to make under the guarantee is $3,000,000, plus interest, fees, costs and expenses payable to the lender under the credit facility. The guarantee shall continue in effect until all of the obligations and liabilities of the Chairman under the credit facility have been paid or satisfied in full. Vistula Limited has no recourse provisions that would enable it to recover monies from third parties with respect to amounts it is required to pay under the guarantee. Vistula Limited does not have any collateral it could obtain to recover amounts paid under the guarantee. The Company has evaluated the fair value of the guarantee in accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability has been recorded.

Shortly after the first closing of the private placement described in Note 14, the Company received a letter sent on behalf of Kevin Dann & Partners, LLC (“KDP”), a placement agent the Company had retained prior to the engagement of Indigo Securities, LLC as placement agent, demanding a placement fee of $227,000.  The letter also included a claim that KDP would be entitled to additional fees in the event of future closings.  In the Company’s response to this letter, the Company denied any such liability to KDP. On June 5, 2005 the Company entered into a Settlement Agreement with KDP under which the Company paid $25,000 to KDP upon signing of the Settlement Agreement and agreed to pay $25,000 on December 9, 2005 in exchange for a full release of all claims against the Company.

(12)                          Indemnification

As permitted under Delaware law, the Company has agreements with its directors whereby it indemnifies them for certain events or occurrences while they are, or were serving, at the Company’s request as a directors (or in any other capacity). The term of the indemnification period is the director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy pursuant to which the Company may recover all or a portion of amounts it pays to directors under their indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

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

(13)                          Convertible Promissory Note to Related Party

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan convertible promissory notes in the principal amounts of $125,000 and $50,000 on July 12, 2004 and on August 11, 2004, respectively. Both convertible promissory notes have a one-year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share. On August 11, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2005.

(14)                          Convertible Debentures

On February 18, 2005 and March 4, 2005, the Company completed a private placement of convertible debentures and warrants to a group of sophisticated institutional and individual investors. In the private placement, the Company sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,000 shares of its common stock. The Company paid placement fees to the placement agent in the aggregate amount of $802,500. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date.  The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date.  As of September 30, 2005, $1,925,000 in outstanding principal amount of convertible debentures has been converted into 2,566,661 shares of common stock.  The carrying amount of these notes of $1,355,056 has been reflected as equity as of September 30, 2005.

In connection with the debenture financing transaction, the Company issued warrants to the placement agent to purchase 802,500 shares of the Company’s common stock at an exercise price of $1.00 per share.  The Company determined the value of the warrant to be $184,844 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%.  The Company recorded the value of this warrant as deferred financing fees.  In addition, the Company paid legal expenses and broker fees of $947,127, which have been recorded as deferred financing fees.  The deferred financing fees are being amortized to interest expense using the straight-line method through the maturity date of the debentures. When holders convert their debentures into common stock of the Company, the pro-rata capitalized deferred financing fees are charged to interest expense.

The Company also issued 8,400,000 warrants to the investors to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.  The Company determined the value of the warrants to be $1,933,108 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%.  The Company allocated value to the debt and the warrant based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, resulting in an allocation of $1,596,000 to the warrants.  The warrants were recorded as a discount to the debenture and a credit to additional paid-in capital.  This discount is amortized to interest expense using the effective interest rate method through the maturity date of the debentures.  When holders convert their debentures into common stock of the Company, the pro-rata capitalized deferred financing fees are charged to interest expense.  As of September 30, 2005, the unamortized portion of the discount was $1,019,831.

After allocation of the proceeds between the debentures and the warrants, the Company considered whether the conversion terms of the debenture result in a beneficial conversion feature, pursuant to Emerging Issue Task Force Nos. 98-5 and 00-27.  The Company determined that there was no beneficial conversion feature.

For both of the Black-Scholes computations described above, the Company used $0.45 as the fair value of its common stock, representing management’s determination of fair value based on an independent appraisal.  There was no current trading market for the Company’s common stock at the time of the debenture and warrant allocation.  See Note 17 regarding conversions of debentures and exercise of warrants subsequent to September 30, 2005.

(15)                          Distribution and Marketing Agreement

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra has granted to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, small and medium enterprises, and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to the Company by NetYantra, the Company has paid NetYantra $400,000 and is required to pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform. This amount paid by the Company is creditable against future royalty commitments.  Accordingly, the Company recorded this amount as prepaid royalties and will expense such prepaid amount as royalties accrue.

In addition, the agreement stated that in the event that the Company’s common stock was quoted or traded on a stock market on or before the first anniversary of the agreement, the Company would issue to NetYantra shares of the Company’s common stock having a market value of $1,000,000 based on the opening price of the Company’s common stock on the first day of trading (or, at the Company’s option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares).  On July 21, 2005, public trading in the Company’s common stock began jointly on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the trading symbol “VSTL.”  The opening sale was at a price of $2.00 per share. The Company issued 500,000 shares of its common stock to NetYantra in compliance with the agreement.  This payment is not creditable toward royalty commitments and was charged to expense.

The agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to the Company under the agreement after a period of two years for any reason.

(16)                          New Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). Previously, APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement, when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if such a change arises after the effective date of January 1, 2006.

(17)                          Subsequent Events

Subsequent to September 30, 2005 and through November 4, 2005, an additional $150,000 in outstanding principal of convertible debentures issued by the Company has been converted into 199,999 shares of common stock.

On October 7, 2005, the Company entered into Warrant Exercise Agreements with certain holders of warrants issued in the private placement that closed on February 18 and March 4, 2005 (the “Private Placement”). See Note 14. Under these agreements, the Company agreed to issue new common stock purchase warrants (“New Warrants”) in the event of the warrant holders’ exercise on or before October 31, 2005 of their outstanding warrants.  The New Warrants were to be exercisable for a number of shares equal to the number of shares they purchased upon such exercise of the outstanding warrants. In accordance with the terms of the Securities Purchase Agreement entered into in connection with the Private Placement, the Company offered to enter into a Warrant Exercise Agreement with each of the holders of warrants issued in connection with the Private Placement.

At the close of business on October 31, 2005, holders of warrants issued in the Private Placement exercised those warrants with respect to a total of 3,190,499 shares of common stock, and the Company received gross cash proceeds of $3,190,499.  In accordance with the warrant exercise agreements, the Company is issuing to these holders New Warrants to purchase up to an aggregate 3,190,499 shares of common stock at an exercise price of $1.50 per share.  The Company is required to pay a placement fee to the placement agent in connection with this private placement consisting of $159,525 in cash and a warrant to purchase up to 159,525 shares of common stock, which warrant will be on substantially the same terms as the New Warrants.  The Company has agreed to register for resale under the Securities Act of 1933, as amended, the shares underlying the New Warrants pursuant to a Registration Rights Agreement dated as of October 3, 2005.  The issuance of the New Warrants and the warrant to the placement agent is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Effective as of October 10, 2005, Vistula Limited, a wholly owned subsidiary of the Company, entered into a license agreement with Intuate Limited pursuant to which Intuate grants Vistula Limited and its affiliates (including the Company) a non-exclusive, perpetual license to use Intuate’s VoIP system comprising a customer portal, billing engine, VoIP gateway, and pre-paid call control platform.  In consideration for such license, Vistula Limited is required to pay Intuate £154,000, plus applicable VAT, within four weeks of the effective date of the license agreement (which amount has not been paid as of November 18, 2005), an additional £50,000 for each additional physical deployment of the Intuate system by Vistula Limited or its affiliates, and 20% of the net margin derived by Vistula Limited or its affiliates from the Intuate system.

Effective November 1, 2005 the Company entered into a sublease for approximately 1,300 square feet of office space in New York. The Company previously was a tenant-at-will in this office space.  The term of the sublease is 24 months with an annual rent of $78,174.

On November 8, 2005, Adam Bishop was appointed as the president and chief executive officer of our wholly-owned subsidiary, Vistula USA, Inc., replacing Mark Scully. Mr. Scully submitted his resignation on November 2, 2005.

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

•                                          We currently derive a significant portion of revenue from a limited number of contracts and customers and, if we are unable to replace these contracts upon completion and maintain customer relationships, we could have a significant decrease in our revenues that would negatively impact our results.

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

Vistula, Vistula USA, and Vistula SA

Vistula, Vistula USA, and Vistula SA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators.  Vistula, Vistula USA, and Vistula SA are collectively referred to as the “Vistula Companies.”  The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations.  We believe that the Vistula Companies are positioned to take advantage of the disruption and uncertainty in the telecommunications sector over the past few years. We believe the opportunity for well-managed wholesale carriers such as the Vistula Companies is significant.

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

On April 1, 2005, we entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we license Telstra Europe to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The agreement grants Telstra Europe an exclusive license to provide the hosted solution to its customers in the United Kingdom and Ireland for a period of five years. The monthly license fee payable by Telstra Europe to us is based on the number of individual users at the various Telstra Europe customers who are using the VoIP services provided by Telstra Europe through use of the V-Cube™ platform. We hope to leverage the marketing advantages and customer relationships of Telstra Europe to provide us with regular monthly revenue.  No revenue has been realized from this agreement through September 30, 2005.

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

The significant accounting policy that we believe is most critical in fully understanding and evaluating our reported financial results is our policy regarding revenue recognition which is discussed in detail in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. We have reviewed and determined that our revenue recognition policy remains our critical accounting policy for the three month period ended September 30, 2005. We did not make any changes to this policy during this period.

For the computations described in Note 14 pertaining to the convertible debentures and warrants, the Company used $0.45 as the fair value of its common stock.  Because there was no trading market for the Company’s common stock at the time of the debenture and warrant allocation, management’s determination of fair value was based on an independent appraisal.

Results of Operations

Revenues for the three-month period ended September 30, 2005 decreased by 49% over the comparable fiscal period in 2004 to $262,050.  Revenue for the nine-month period ended September 30, 2005 decreased by 74% over the comparable fiscal period in 2004 to $614,378. We believe this decrease is attributable both to the decline of the UK mobile market as a re-sellable wholesale route and to our inability to attract new wholesale business in the U.K. due to our efforts being focused in establishing a presence in the VoIP marketplace.  In addition, Vistula USA has been unable to generate material revenues in the wholesale market during 2005.  We believe that during the remainder of 2005, we will derive revenues from the equipment described in Note 10 enabling us to attract and serve new customers.

Cost of revenues for the three-month period ended September 30, 2005, was $301,120, a 29% decrease as compared to the same period in fiscal 2004. Cost of revenues for the nine-month period ended September 30, 2005 was $719,955, a 66% decrease as compared to the same period in fiscal 2004.  These overall decreases relate to the reduction in call volume revenues during the 2005 periods. Engineering costs classified as cost of revenues for the three-month period ended September 30, 2005 of $53,085 increased 34% as compared to the same period in fiscal 2004, and engineering costs classified as cost of revenues for the nine-month period ended September 30, 2005 of $185,086 increased 56% as compared to the same period in fiscal 2004.  Both the three and nine month increases are due to expenditures pertaining to support of the wholesale business and initiating routing services in the U.S.

Selling, general and administrative costs increased by 608% to $4,536,424 for the three-month period ended September 30, 2005 as compared to the same period in fiscal 2004, and increased by 257% to $7,654,878 for the nine-month period ended September 30, 2005 as compared to the same period in fiscal 2004. During the three-month period ended September 30, 2005, we incurred increased compensation for employees and consultants and increased travel in connection with the marketing of the VoIP platform; increased professional fees, due in part to the public reporting requirements of the Company; an increase in sales and marketing expenses incurred in promoting the Company’s VoIP product offering; an increase in rent due to new offices in the UK and South Africa; an increase in depreciation expense due to the commencement of depreciation of the equipment discussed in Note 10; an increase in non-cash compensation expense due to stock options granted; and a $1,000,000 non-cash expense for the issuance of 500,000 shares per the NetYantra agreement described in Note 15.  During the nine-month period ended September 30, 2005, we incurred increased compensation for employees and consultants and increased travel as the VoIP platform was being marketed; increased professional fees, due in part to the public reporting requirements of the Company; an increase in sales and marketing expenses in creating awareness of the Company’s VoIP product offering; increased investment banking fees as the Company engaged in fundraising activities; an increase in each of regulatory fees, printing, and insurance costs, all related to the transition of the Company to a public-reporting entity; an increase in rent due to new offices in the UK and South Africa; an increase in depreciation expense due to the commencement of depreciation of the equipment discussed in Note 10; an increase in non-cash compensation expense due to stock options granted; and a $1,000,000 non-cash expense for the issuance of 500,000 shares per the NetYantra agreement described in Note 15.

Interest expense, net increased 1,328% to $445,778 for the three-month period ended September 30, 2005 as compared to the same period in fiscal 2004 and increased by 872% to $863,539 for the nine-month period ended September 30, 2005 as compared to the same period in fiscal 2004. During the three and nine month periods ended September 30, 2005 we incurred interest expense on the convertible debentures, interest expense on the convertible promissory note to a related party, and interest expense on the note payable issued in the acquisition of equipment described in Note 10. The amortization of the capitalized finance fees and the debt discount described in Note 14 are included in interest expense. During the three and nine month periods ended September 30, 2004 we only incurred interest expense on the capital lease obligation described in Note 10.

For the three-month period ended September 30, 2005, we incurred a loss of $(5,021,272) or $(0.19) loss per common share, basic and diluted.  For the nine-month period ended September 30, 2005, we incurred a loss of $(8,623,994) or $(0.34) loss per common share, basic and diluted.

Liquidity And Capital Resources

As of September 30, 2005, we had cash and cash equivalents of approximately $241,000 and a working capital deficit of approximately $1,238,000.  This represents an increase in cash and cash equivalents of approximately $238,000 from December 31, 2004 and an increase in working capital from a deficit of approximately $(2,271,000) at December 31, 2004. These increases in cash and cash equivalents and working capital are principally reflective of the proceeds we received in connection with the private placement described below.  Since our inception through September 30, 2005, we have generated losses of approximately $(13,019,000).  Net accounts receivable were approximately $103,000 at September 30, 2005, an increase of approximately 84% from December 31, 2004.  Accounts payable, accrued expenses and due to stockholder decreased approximately $857,000 from December 31, 2004 as a result of applying a portion of the proceeds received from the issuance of convertible debentures and warrants to the payment of these outstanding obligations.

On February 18, 2005 and March 4, 2005, we completed a private placement of convertible debentures and warrants to a group of sophisticated institutional and individual investors. In the private placement, we sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,000 shares of our common stock. We paid placement fees to the placement agent in the aggregate amount of $802,500 and we also issued to the placement agent a warrant to purchase up to 802,500 shares of our common stock at an initial exercise price of $1.00 per share. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date.  The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date.  Through November 4, 2005, $2,075,000 in outstanding principal amount of convertible debentures has been converted into 2,766,660 shares of common stock reducing the amount of interest required to be paid in future periods.    Subsequent to September 30, 2005, 3,190,499 warrants issued in the private placement have been exercised, resulting in net cash proceeds to the Company of $3,030,974, after placement agenet fees of $159,525.

We have made expenditures for capital equipment from our inception until September 30, 2005 of approximately $392,000 purchasing the telecommunications equipment necessary to begin our business. This amount excludes the $1.9 million in telecommunications equipment acquired from MRS Partners LLC (“MRS Partners”) described further below.

On March 15, 2005, we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Prior to the closing, we were leasing this equipment from MRS Partners.  The principal amount of the note was subsequently adjusted to $970,000, reflective of unanticipated recertification costs.  Under the terms of the promissory note, interest accrues daily at a rate of 8.25% and is payable monthly in arrears.  An initial principal payment of $100,000 has been made.  An additional principal payment of $100,000 is due on December 31, 2005. The remaining principal and any unpaid interest is payable on the first anniversary of the closing of the purchase.

On August 11, 2004, we entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, we have paid NetYantra $400,000 and we are required to pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

In addition, the agreement stated that in the event that our common stock was quoted or traded on a stock market on or before the first anniversary of the agreement, we would issue to NetYantra shares of the Company’s common stock having a market value of $1,000,000 based on the opening price of the Company’s common stock on the first day of trading (or, at the Company’s option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares).  On July 21, 2005, public trading in the Company’s common stock began jointly on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the trading symbol “VSTL.”  The opening sale was at a price of $2.00 per share. The Company issued 500,000 shares of its common stock to NetYantra in compliance with the agreement.

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

We believe that our available cash and cash equivalents will be sufficient to meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for at least the current fiscal year, assuming that our business plan is implemented successfully. Previously, our primary sources of capital had been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder’s personal assets.  In the event that we do not succeed in implementing our business plan, and do not otherwise raise third-party capital, we will have to curtail certain expenditures, seek additional financing from our principal stockholder, or both in order to sustain operations.  As noted above, the principal stockholder has historically provided working capital advances, and has caused the lender to issue letters of credit in favor of certain vendors. While the stockholder is not obligated to provide these working capital advances to us or to cause the lender to issue standby letters of credit in favor of our vendors, we expect the stockholder to continue providing funds for operations as and if needed, until such time that our operations are self-sustaining or we raise additional external capital, as the case may be.  As described in Note 17, in October 2005 the Company realized $3.0 million in net proceeds from the exercise of warrants associated with the convertible debentures described in Note 14.  Also, although the acquired equipment described in Note 10 has been placed in service as of September 30, 2005, only nominal revenues have been generated to date.  Cash flow has therefore been negatively affected and, if we are unable to raise additional financing during the fourth quarter of 2005 or first quarter of 2006, we will look to this principal stockholder to provide working capital funding until additional capital can be obtained.

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

Off-Balance Sheet Arrangements

 One of our subsidiaries, Vistula Limited, has agreed to guarantee unconditionally the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder. Vistula Limited has agreed to provide this guaranty since the stockholder has to date advanced drawings under the credit facility to Vistula Limited and its affiliates and letters of credit have been issued under the facility in favor of vendors to Vistula Limited and its affiliates to secure obligations of those entities to their vendors. In light of the circumstances surrounding the guaranty, including the fact that the obligations of the stockholder under the credit facility are secured by significant assets in which the stockholder has a beneficial interest, we believe that the potential liability and obligations of Vistula Limited under this guaranty are not reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.  Although the acquired equipment described in Note 10 has been placed in service as of September 30, 2005, only nominal revenues have been generated to date.  Cash flow has therefore been negatively affected and, if we are unable to raise additional financing during the fourth quarter of 2005 or first quarter of 2006, we will look to this principal stockholder to provide working capital funding until additional capital can be obtained.

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

We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis.  The immediate responsive actions being taken include increasing staffing levels in certain areas of the finance organization.  We have also implemented an automated accounting system for our U.S. operations.  In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2007.  Changes have been made and will be made to our internal controls as a result of these efforts.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits.

Exhibit Number	Exhibit Description

10.1(1)	Consulting Agreement by and between Vistula Communications Services, Inc. and Executive Management Services Limited dated August 17, 2005.
31.1*	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
31.2*	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.
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

*                    Filed herewith.

(1)             Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vistula Communications Services, Inc.

Date: November 21, 2005	By:	/s/ RUPERT GALLIERS-PRATT
Rupert Galliers-Pratt
Chief Executive Officer