Form 10KSB/A
period 2004-12-31
Vistula Communications Services, Inc.
filed 2006-01-31
CIK 1288518

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our chief executive officer and chief financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004.

        During the course of this evaluation, our independent registered public accounting firm at the time, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the 2004 fiscal year that they had identified certain matters involving the operation of our internal controls that they considered to be a material weakness. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        The material weakness identified by Vitale, Caturano & Company, Ltd. related to our lack of full-time accounting and finance personnel and to a lack of sophistication in our accounting systems, which required significant manual effort and lacked formal, documented procedures and controls over transaction reporting. Both of these factors were the result of the severe capital constraints we faced prior to the completion of our private financing in the first quarter of 2005. Although we retained during the 2004 fiscal year the services of a part-time Chief Financial Officer to assist in accounting consideration and recording and the financial reporting process, Vitale, Caturano & Company, Ltd. noted delays in the communication of information and documentation to the Chief Financial Officer. While these matters were not formally identified as a material weakness until very late in the audit process, they were presumably present from our inception in early 2003.

        Vitale, Caturano & Company, Ltd.'s conclusion that we needed to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process, some of which occurred late in the audit process, and issues relating to the timely communication of information and documentation necessary to yield proper accounting consideration and recording. Among the issues identified or addressed late in the audit process were accounting for stock option arrangements, prepaid royalties, severance accruals, certain revenue contracts, reconciling and verifying shareholder loans, cutoff of accounts payable, and preparing complete financial statements with footnote disclosures.

        Notwithstanding Vitale, Caturano & Company, Ltd.'s identification of a material weakness in our internal controls, our management, including our chief executive officer and chief financial officer, concluded that the presence of this material weakness did not necessitate a conclusion that our disclosure controls and procedures were not effective as of December 31, 2004. In arriving at this conclusion, our management considered the following factors:

  •
  Vitale, Caturano & Company, Ltd.'s conclusions regarding the presence of a material weakness were based largely on delays they experienced in the communication of information and documentation during the course of their audit, not due to any observed deficiency in our ability to make timely disclosures as required by the Securities and Exchange Commission.

  •
  Despite the delays experienced in the audit process, we filed this annual report within the time period specified by the Securities and Exchange Commission.

  •
  Vitale, Caturano & Company, Ltd. issued its Report of Independent Registered Public Accounting Firm, which is included with this annual report, without qualification.

Changes in Internal Controls Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: January 30, 2006

QuickLinks

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