Form 10QSB/A
period 2005-03-31
Vistula Communications Services, Inc.
filed 2006-01-31
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No 1)

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

Item 3. Controls and Procedures.

Management Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005.

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

Vitale, Caturano & Company, Ltd.’s conclusion that we needed to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process, some of which occurred late in the audit process, and issues relating to the timely communication of information and documentation necessary to yield proper accounting consideration and recording. Among the issues identified or addressed late in the audit process were accounting for stock option arrangements, prepaid royalties, severance accruals, certain revenue contracts, reconciling and verifying shareholder loans, cutoff of accounts payable, and preparing complete financial statements with footnote disclosures.

Notwithstanding Vitale, Caturano & Company, Ltd.’s identification of a material weakness in our internal controls, our management, including our chief executive officer and chief financial officer, concluded that the presence of this material weakness did not necessitate a conclusion that our disclosure controls and procedures were not effective as of March 31, 2005.  In arriving at this conclusion, our management considered the following factors:

•      Vitale, Caturano & Company, Ltd.’s conclusions regarding the presence of a material weakness were based largely on delays they experienced in the communication of information and documentation during the course of their audit, not due to any observed deficiency in our ability to make timely disclosures as required by the Securities and Exchange Commission.

•      Despite the presence of the material weakness, we filed our annual report for the 2004 fiscal year and this quarterly report within the time periods specified by the Securities and Exchange Commission.

•      Vitale, Caturano & Company, Ltd. issued its Report of Independent Registered Public Accounting Firm, which is included in our annual report on Form 10-KSB for the 2004 fiscal year, without qualification.

•      During the quarter ended March 31, 2005, we implemented automated accounting software for our U.S. operations, following the recommendation of our Chief Financial Officer made in the fourth quarter of 2004.

Changes in Internal Controls Over Financial Reporting

As noted above, during the quarter ended March 31, 2005, we implemented automated accounting software for our U.S. operations.  We believe that this constituted a change in our internal control over financial reporting and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Vistula Communications Services, Inc.

Date: January 30, 2006	By:	/s/ RUPERT GALLIERS-PRATT
Rupert Galliers-Pratt
Chief Executive Officer