Form 10QSB/A
period 2005-06-30
Vistula Communications Services, Inc.
filed 2006-01-31
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No.1)

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

On March 28, 2005, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the 2004 fiscal year that they had identified certain matters involving the operation of our internal controls that they considered to be a material weakness.  A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Notwithstanding Vitale, Caturano & Company, Ltd.’s identification of a material weakness in our internal controls, our management, including our chief executive officer and chief financial officer, concluded that the presence of this material weakness did not necessitate a conclusion that our disclosure controls and procedures were not effective as of June 30, 2005.  In arriving at this conclusion, our management considered the following factors:

•      Vitale, Caturano & Company, Ltd.’s conclusions regarding the presence of a material weakness were based largely on delays they experienced in the communication of information and documentation during the course of their audit, not due to any observed deficiency in our ability to make timely disclosures as required by the Securities and Exchange Commission.

•      Despite the presence of the material weakness, we filed our annual report for the 2004 fiscal year, our quarterly report for the first quarter, and this quarterly report within the time periods specified by the Securities and Exchange Commission.

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

•      During the quarter ended June 30, 2005, we initiated a search for a full-time manager of accounting and administration.  We successfully identified a suitable candidate, and he commenced full-time employment with us in July 2005.

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