Form 10QSB/A
period 2005-09-30
Vistula Communications Services, Inc.
filed 2006-01-31
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

On March 28, 2005, our independent registered public accounting firm at the time, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the 2004 fiscal year that they had identified certain matters involving the operation of our internal controls that they considered to be a material weakness.  A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Notwithstanding Vitale, Caturano & Company, Ltd.’s identification of a material weakness in our internal controls, our management, including our chief executive officer and chief financial officer, concluded that the presence of this material weakness did not necessitate a conclusion that our disclosure controls and procedures were not effective as of September 30, 2005.  Moreover, we believe that throughout the 2005 fiscal year, we have allocated significant resources to remediation of the material weakness identified by Vitale, Caturano & Company, Ltd.  In arriving at this conclusion, our management considered the following factors:

•      Vitale, Caturano & Company, Ltd.’s conclusions regarding the presence of a material weakness were based largely on delays they experienced in the communication of information and documentation during the course of their audit, not due to any observed deficiency in our ability to make timely disclosures as required by the Securities and Exchange Commission.

•      Despite the presence of the material weakness, we filed our annual report for the 2004 fiscal year, our quarterly reports for the first and second quarters, and this quarterly report within the time periods specified by the Securities and Exchange Commission.

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

We believe that the increased staffing and improvement in our accounting software have addressed the concerns that Vitale, Caturano & Company, Ltd. raised in relation to the timeliness of our closing process.

Changes in Internal Controls Over Financial Reporting

As noted above, at the beginning of the quarter ended September 30, 2005, we added a full-time manager of accounting and administration to our staff.  We believe this increase in staffing has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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