Form 10KSB
period 2005-12-31
Vistula Communications Services, Inc.
filed 2006-03-31
CIK 1288518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50758

VISTULA COMMUNICATIONS SERVICES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	20-0734966
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Suite 801, 405 Park Avenue

New York, New York 10022

(Address of principal executive offices and zip code)

Issuer’s telephone number: (212) 317-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $840,457.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $28,820,867.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 22, 2006, there were 32,664,898 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-KSB

This annual report on Form 10-KSB contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend, ” “could, ” “estimate, ” “continue, ” “plans, ” or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

This Annual Report on Form 10-KSB contains trademarks and service marks of Vistula Communications Services, Inc. and its subsidiaries. Unless otherwise provided in this Annual Report on Form 10-KSB, trademarks identified by ™ are trademarks of Vistula Communications Services, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Vistula Communications Services, Inc. (“VCS,” the “Company,” “Vistula Companies,” “we, ” or “us”) was incorporated on September 22, 2003 under the laws of the State of Delaware. On March 2, 2004, VCS acquired all of the issued and outstanding ordinary shares of Cardlink Services Limited, a company incorporated under the laws of Scotland (“Cardlink”) and all of the issued and outstanding ordinary shares of Vistula Limited, a company incorporated under the laws of England and Wales (“Vistula”). VCS issued an aggregate of 23,885,000 shares of common stock to the former shareholders of Vistula and Cardlink in exchange for all of the shares of Cardlink and Vistula. VCS was originally incorporated under the name VCS, Inc. VCS changed its name to Vistula Communications Services, Inc. on March 4, 2004. In 2005, VCS established Vistula Communcations Services SA (Pty) Ltd. (“Vistula SA”), a company incorporated under the laws of South Africa and which is 60% owned by VCS.

Cardlink was incorporated in February 1996 and was acquired by Mr. Rupert Galliers-Pratt, the chairman of our board of directors and our chief executive officer and president, and members of his family in April, 2003 from Metromedia International Group Inc. (OTCBB: MMG). From the time of its acquisition by Mr. Galliers-Pratt through the date of the share exchange with VCS, and following completion of the share exchange with VCS through the date of filing of this Form 10-KSB, Cardlink has not generated any revenues.

Vistula was incorporated and commenced operations in August 2002. Since its incorporation in August 2002 through to the completion of the exchange of Vistula shares for shares in VCS, Vistula was owned entirely by an entity controlled by Mr. Galliers-Pratt and his immediate family.

On February 4, 2004, VCS incorporated a subsidiary, Vistula USA, Inc. (“Vistula USA”), under the laws of the State of Delaware. Vistula USA provides the U.S.-based telecommunications switching services which were previously provided by Vistula.

Neither VCS nor any of its subsidiaries have been involved in any bankruptcy or bankruptcy proceeding.

Our principal executive offices are located at Suite 801, 405 Park Avenue, New York, New York 10022 and our telephone number and fax number at that office are (212) 317-8900 and (212) 832-7563, respectively. We have offices in New York, London, England and Sandown, South Africa. Our principal Internet address is www.vistula.com.

Business of the Issuer

We are a provider of value-added services and software to Tier 1 and Tier 2 telecommunications carriers and transit network operators throughout the world. We currently have four principal subsidiaries: our wholly owned subsidiaries, Vistula, Vistula USA, and Cardlink, and our 60%-owned subsidiary Vistula SA.

Our goal is to provide state-of-the-art software and high-margin services to telecommunications carriers, service providers and network operators. We believe that our operating subsidiaries will occupy strong positions within the telecommunications market.

Voice over Internet Protocol Services. We expect our core product offering to be V-Cube™, a uniquely featured Internet Protocol-P-B-X, or “IP-PBX,” that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Through the V-Cube™ platform, we offer a tailored software set that enables carriers, service providers and transit network operators to roll out a range of managed Voice over Internet Protocol, or “VoIP,” based product and service offerings to their customers.

VoIP enables the transmission of voice packets over the Internet by converting voice into data, transmitting them over the Internet, and then reconverting them into voice at the call destination. VoIP technology enables carriers to hook into their local Internet gateway, provide each other with their Internet address and then treat this link as if it was a traditional permanent cable/fiber or satellite circuit switched connection. This not only costs the interconnecting carriers much less on a call by call basis, but a single link into the Internet can be used to connect to any number of different and changing carrier partners.

We face significant competition from companies providing similar IP-PBX and IP Centrex platforms. While we believe that the V-Cube™ platform has significant advantages over these competitive technologies, some of our competitors, such as Broadsoft, have significant financial resources including significant investment from major private equity funds. Many of these competitors have also been in the market for considerably longer than we have and possess significant existing customer bases.

However, we believe that our V-Cube™ offering has several advantages, including the following:

•  It is a comprehensive solution supporting an extensive set of features and services including voice, video, Short Message Service (“SMS”), fax, instant messaging, presence management, email, interactive voice response, conferencing, and unified communications with real time prepaid and post-paid billing;

•  It is flexible enough to provide carriers and service providers with the ability to create new services and features to enable them to respond to changing customer requirements (including number of users) and market demands; and

•  It enables faster delivery of personalized services, such as multi-level administrative access for the management of internal extensions.

During 2005 we also entered into an agreement under which we acquired a multi-use worldwide license for a consumer VoIP portal that sits in front of the V-Cube™ engine to enable our telecommunication company and internet service provider ("ISP") customers to deliver a low cost consumer VoIP service in their markets. The product comprises a no-touch registration, sign-up and payment system which enables our client’s customers to become VoIP telephony users. In contrast to our full business IP-PBX offering, this system is specifically designed for single user consumers. This adds an important product capability to our portfolio and one that will be sold alongside the full V-Cube™ IP-PBX to all our customers.

In addition, we intend to provide to VoIP customers operational accommodation, technical expertise and management services for servers, routers, switches and transmission equipment. We will provide those services to ISPs, content owners, telecommunications operators, corporate data center providers and other bandwidth-intensive service providers. We will offer a range of co-location services, from basic, unmanaged rack spaces through to fully outsourced, dedicated suites, all in a secure communications environment.

Wholesale Voice Services.   With well over two hundred countries and several call bands within those countries (including capital city, national and mobile bands), it is impossible for any one telecommunications operator, no matter how large, to create or even identify the lowest cost or best quality routes to all destinations. The result is that all operators, including the world’s largest country carriers will buy their international telephony routes on the open market. The success of aggregators such as the Vistula Companies operating in this field depends upon the ability of the executives and staff within those companies to identify, create and run quality routes that can be marketed to other carriers. We plan to continue to build the capability of each of the Vistula Companies in the international wholesale voice call business through the continuing development of network interconnects and commercial agreements that enable us to offer competitive call termination to our customers.

International Managed Bandwidth Services.   In addition to the international voice services that we currently provide, we have the capability to offer managed bandwidth services that would provide service providers’ customers with a committed and constant availability of high-speed capacity between locations of the customers’ choice. Our vendor-independent status could enable them to offer fully-managed, end-to-end services across all major satellite and cable systems that include a range of product options to enhance the data, voice, and IP network services on a global basis. Our service offerings portfolio could also include co-location services, end-user equipment provision and maintenance, Internet transit connectivity, and project management available 24 hours a day, seven days a week.

Material Developments in 2005

The following summarizes some of the important developments for our business during 2005:

Convertible Debenture and Warrant Financing.   In the first quarter of 2005, we issued and sold convertible debentures and warrants to certain accredited institutional and individual investors pursuant to a Securities Purchase Agreement between the Company and the investors. In the two closings of the private placement under the Securities Purchase Agreement, we sold convertible debentures in the aggregate principal amount of $8,400,000 and warrants to purchase an aggregate of 8,400,000 shares of our common stock.

MRS Partners LLC Purchase.   We completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners LLC for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000, which was subsequently reduced to $970,000 due to certain unforeseen expenses relating to relicensing and recertifying the purchased equipment. Under the terms of the promissory note issued to MRS Partners LLC at the closing, interest accrues daily at a rate of 8.25% and is payable monthly in arrears. A principal repayment of $100,000 was made on or about September 30, 2005. An additional principal payment of $100,000 that was due on December 31, 2005 was extended to and paid on

March 31, 2006. The remaining principal amount ($770,000) and any unpaid interest originally payable on the first anniversary of the closing of the purchase, March 15, 2006, has been extended to April 28, 2006.

Telstra Europe Agreement.   We entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we have granted to Telstra Europe a license to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The agreement grants Telstra an exclusive license to provide the hosted solution to its customers in the United Kingdom for a period of five years. The monthly license fee payable by Telstra to us is based on the number of individual users at the various Telstra customers who are using the VoIP services provided by Telstra through use of the V-Cube™ platform. Although this agreement has not yet resulted in any revenue, we believe the marketing advantages and customer relationships of Telstra will provide us with significant monthly revenue in the future.

Public Trading of Common Stock. On July 21, 2005 our common stock began trading on the OTC Bulletin Board under the symbol “VSTL.”  Prior to that date, there was no public market for our common stock.

Warrant Exercise Agreements.   In October 2005, we entered into several Warrant Exercise Agreements with holders of warrants issued in the private placement that closed in the first quarter of 2005. Pursuant to these agreements, we issued to these holders new common stock purchase warrants exercisable for a number of shares equal to the number of shares they purchased upon exercise of the warrants issued to them in the private placement. These new warrants have an exercise price of $1.50 per share.  We received aggregate gross proceeds of $3,190,499 in connection with the exercise of the prior warrants, and issued new warrants to purchase an aggregate 3,190,499 shares of our common stock (plus an additional warrant to purchase 159,525 shares of common stock to a placement agent who assisted with the transaction). The shares of common stock underlying these warrants have been registered for resale with the Securities and Exchange Commission.

Agreement with Quest Telecommunications, Inc.   On December 13, 2005, we entered into a Consultant, Representative and Professional Services Agreement with Quest Telecommunications, Inc. (“Quest”). Under this agreement, we have appointed Quest as an independent advisor and our exclusive representative in the geographic areas of Vietnam, Cambodia, Malaysia and Turkey (and any other areas to which we and Quest agree in writing). Within these geographic areas, Quest will (i) assist in structuring and establishing business relationships, including introducing us and the V-Cube™ IP-PBX software platform to potential partners, distributors, licensees and/or purchasers, and (ii) provide project management services relating to business operations, including developing revenue targets, establishing technical support capability, facilitating technical support delivery, and monitoring license fee reconciliation. Quest will also act as our agent for the V-Cube™ to consumers from, but residing outside, the geographic area covered by this agreement (except for consumers residing in territories for which we or any of our affiliates have granted or hereafter grant exclusive distribution or agency rights).

Under this agreement, we are currently obligated to make payments to Quest totaling $50,000 in consideration for Quest’s assistance relating to the execution by us and Saigon Post and Telecommunications Services Corporation (“SPT”) of a memorandum of understanding and pilot license agreement with respect to the V-Cube™. The memorandum of understanding, which we entered into on September 20, 2005, contemplates that, following legal and technical evaluation of the V-Cube™ platform by SPT, SPT and the company will negotiate and enter into an agreement with respect to the deployment and commercialization of the V-Cube™ platform in Vietnam.  The pilot license agreement, which we entered into on October 15, 2005, permits SPT to use the V-Cube™ platform for evaluation and testing purposes on a royalty-free basis from November 15, 2005 through February 15, 2006.

In addition, in the event we and SPT enter into a definitive distribution or license agreement with respect to the V-Cube™, we will be obligated to issue to Quest 300,000 shares of our common stock and to pay to Quest $150,000 in cash, plus a continuing commission of thirty percent of the license fees we receive from SPT in connection with the licensing and distribution of the V-Cube™ in the above-mentioned geographic areas (net of sales, use and value added taxes, if any, payable by us in connection with such license fees).

Vistula, Vistula USA, and Vistula SA

Overview. Vistula, Vistula USA, and Vistula SA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and providers of Internet-enabled voice services to telecommunication carriers, service providers and transit network operators throughout the world. Vistula, Vistula USA, and Vistula SA are collectively referred to in this annual report as the “Vistula Companies,” and sometimes individually as a “Vistula Company.”

We believe that, in the next year, the Vistula Companies’ core product offering will be V-Cube™, a uniquely featured Internet Protocol-P-B-X, or “IP-PBX,” that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Utilizing the V-Cube™ platform, Vistula offers a tailored software platform developed by NetYantra Inc. and NetYantra India Pvt Ltd. (collectively, “NetYantra”) that enables carriers, service providers and transit network operators to rapidly roll out a flexible range of managed Voice over Internet Protocol, or “VoIP,” based product and service offerings to their customers.

The Vistula Companies also have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers. We believe that the Vistula Companies are well positioned to take advantage of the disruption and uncertainty in the wholesale telecommunications sector over the past few years. We further believe that the opportunity for well-managed wholesale carriers such as the Vistula Companies is significant. Each of the Vistula Companies owns all of its fixed equipment outright.

Background—Voice over Internet Protocol or “VoIP” Services. Whenever a telecommunications carrier wants to pass or exchange telephone traffic with another carrier, both carriers have to interconnect their switches or networks. This has always been achieved either through a cable/fiber connection or through a satellite link up. This connection can be very expensive with cost based on distance, size of connection (how many simultaneous calls it can carry) and the available infrastructure at each end of the link. Additionally, circuits can take a long time (weeks) to be provisioned, often require long term commitments (12 months or more) and are specific to each carrier hook-up.

Voice over Internet Protocol, or “VoIP”, enables the transmission of voice packets over the Internet. Basically, VoIP digitizes voice into data packets, transmits them over the Internet and reconverts them into voice at the call destination. VoIP technology enables carriers to hook into their local Internet gateway, provide each other with their Internet address and then treat this link as if it was a traditional permanent cable/fiber or satellite circuit switched connection. This not only costs the interconnecting carriers much less on a call by call basis, but a single link into the Internet can be used to connect to any number of different and changing carrier partners. This reduces the cost to each carrier, reduces the risk associated with a minimum commitment to a particular circuit or fixed link, and increases the flexibility when interconnecting with customers and suppliers, as a single link into the Internet can be used to connect any number of customers or suppliers.

Although VoIP technology has been available since the mid 1990s, it has been only recently that this technology and the Internet have evolved to provide cost-effective and acceptable call quality and reliability, and interoperability with the signaling infrastructure of the existing circuit switched network. Following these advances in technology and the resulting improvement in call quality, the recent emergence of VoIP has been rapid. For example, TeleGeography, a leading telecommunications advisory and research company, estimates that the use of VoIP for the routing of international calls grew from 10 million minutes of international telephony traffic, or “MiTT,” in 1997 to almost 22 billion MiTT in 2003. Based on TeleGeography’s estimates, international VoIP traffic represented approximately 11% of the estimated total international traffic of 198.3 billion MiTT in 2003.

As a result of the cost and capacity efficiencies of VoIP and increasing user acceptance of the technology, more and more niche route suppliers will be available only through a VoIP connection. We believe, supported by current experience, industry trends and recent advances in switching technology, that VoIP will become the predominant mechanism for carrier to carrier interconnects.

The V-Cube™ IP-PBX Platform. We expect the Vistula Companies’ core product offering to be V-Cube™, a uniquely featured IP-PBX platform that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Utilizing the V-Cube™ platform, Vistula offers a tailored software set that enables telecommunications carriers, service providers and transit network operators to rapidly roll out a flexible range of managed VoIP-based product and service offerings to their customers.

Using the V-Cube™ IP-PBX platform, telecommunication carriers will be able to offer VoIP and other value added services to their broadband, service provider and Tier 1 customers. The V-Cube™ platform incorporates a real-time prepaid and post-paid billing engine enabling carriers to offer wholesale, retail, channel and pre-paid billing options.

The V-Cube™ IP-PBX also supports multi-domain capability where each customer will get a unique domain with optional web- based administrative control over their domain. The platform will enable individual users within an organization to get web access (or phone short cuts) to manage network calling features such as voice mail, call forwarding, and call conferencing. V-Cube™ also supports voice recording and archiving of conversations and provides call detail records which will assist financial services organizations in complying with regulatory record keeping and audit requirements.

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

•      The V-Cube™ is the only IP-PBX offering 3 dimensional scalability. The V-Cube™ is the telecommunications industry’s first 5 GL (5th generation language) telecommunications platform. Its unique building block structure provides carriers and service providers with the ability to instantly create new services and features, enabling them to respond to changing customer requirements (including number of users) and market demands.

•      The V-Cube™ platform enables multi-tiered network administration and customization. The V-Cube platform enables faster delivery of personalized services. It allows customers to have multi-level administrative access for managing their internal extensions, users and services and end users to personalize and manage their individual accounts (for example, by logging in to view call data records (“CDR”), personalize call features and to review call flows).

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

The Vistula Companies’ Wholesale Telecommunications Services. The Vistula Companies are independent suppliers of selective wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers around the world. The Vistula Companies currently provide direct and partner direct voice routes to some of the world’s leading telecommunications carriers. In addition to these existing services, the Vistula Companies intend to provide the services described below.

International Voice Services (including VoIP Services):

The Vistula Companies work in partnership with telecommunications companies worldwide to deliver voice traffic reliably and cost-effectively on simple trade terms and via direct correspondent relationships. The Vistula Companies currently offer constant and committed capacity across all networks, with carrier-grade quality transport on both switched-circuit minutes and VoIP on selected routes. All direct correspondent routes are backed up by target answer seizure ratios, or “ASR’s,” at carrier-grade level or above, and the connection flexibility of the Vistula Companies means the carriers have a choice of landing traffic either in the United States or the United Kingdom.

The Vistula Companies’ international voice services are designed to meet the most challenging needs for capacity. This allows customers to enhance voice margins through high-quality, low priced service without having to commit to investment in infrastructure at the network level. The Vistula Companies offer a high quality of service, project management from installation through to completion, and customer support services available 24 hours a day, seven days a week, from Vistula’s London-based network operations center to its international voice services customers. The Vistula Companies also offer a range of billing and payment options, and flexible contract terms to suit its customers’ business roll-out plans.

We own two Sonus Networks (“Sonus”) VoIP switches, each of which is capable of running tens of thousands of simultaneous voice calls and hundreds of millions of minutes of traffic per month. Utilizing this equipment, Vistula USA is therefore not only able to link rapidly and at volume to suppliers and customers, but intends to offer its own VoIP capability to carriers and network operators who do not have such capability themselves.

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

Vistula USA has linked Vistula’s existing billing engine to the Sonus VoIP switches such that it is able to maintain its present effective billing service. Call data records, or “CDRs”, are automatically drawn from the switches. Vistula USA can produce and accept bills on any basis and at any frequency. For example, each call may be billed on a minute, 30 second or one second minimum with incremental six or one second units. Vistula USA may send bills out on a daily, weekly, bi-monthly or monthly basis. The billing system also allows for call quality statistics to be easily produced.

Features of the Vistula Companies’ wholesale international telecommunications services include:

•      Switched international minutes;

•      Carrier-grade quality, and quantity, VoIP service on selective routes;

•      Direct routes focusing on emerging markets and high value per minute destinations;

•      Multiple Tier 1 and Tier 2 carrier interconnects;

•      “24/7” customer service and network management guarantees from the U.K.-based Vistula network operations center;

•      Competitive pricing and flexible contract options; and

•      In-country intelligent network services, or “INS,” including prepaid and post-paid calling card platforms.

Strategy of the Vistula Companies

VoIP Strategy

During 2005, we began marketing the V-Cube™ platform to telecommunications carriers, service providers and transit networks operators. In 2004, we acquired an exclusive license from the developer of the platform to market and distribute the platform worldwide (except for India, where the licensor is based, and subject to certain pre-existing distribution and reseller agreements which the licensor has agreed to renew). The platform is being offered as a hosted solution to be installed on the servers of the relevant carrier or provider and which in turn will enable them to provide a wide range of hosted VoIP services to their respective customers.

We have entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we have granted Telstra Europe a license to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The license grants Telstra the exclusive right to provide the hosted solution to its customers in the United Kingdom for a period of five years. The monthly license fee payable by Telstra to us is based on the number of individual users at the various Telstra customers who are using the VoIP services provided by Telstra through use of the V-Cube™ platform. Although we have not generated any revenue from this license to date, we anticipate leveraging the marketing advantages and customer relationships of Telstra to provide us with significant monthly revenue.

We have also entered into a Consultant, Representative and Professional Services Agreement with Quest Telecommunications, Inc. (“Quest”), under which we have appointed Quest as an independent advisor and our exclusive representative in the geographic areas of Vietnam, Cambodia, Malaysia and Turkey (and any other areas to which we and Quest agree in writing). Within these geographic areas, Quest will (i) assist in structuring and establishing business relationships, including introducing us and the V-Cube™ IP-PBX software platform to potential partners, distributors, licensees and/or purchasers, and (ii) provide project management services relating to business operations, including developing revenue targets, establishing technical support capability, facilitating technical support delivery, and monitoring license fee reconciliation. Quest will also act as our agent for the V-Cube™ to consumers from, but residing outside, the geographic area covered by this agreement (except for consumers residing in territories for which we or any of our affiliates have granted or hereafter grant exclusive distribution or agency rights).

During 2005 we also entered into an agreement under which we acquired a multi-use worldwide license for a consumer VoIP portal that sits in front of the V-Cube™ engine to enable our telecommunication company and ISP customers to deliver a low cost consumer VoIP service in their markets. The product comprises a no-touch registration, sign-up and payment system which enables our client’s customers to become VoIP telephony users. In contrast to our full business IP-PBX offering, this system is specifically designed for single user consumers. This adds an important product capability to our portfolio and one that will be sold alongside the full V-Cube™ IP-PBX to all our customers.

VoIP Services

We intend to utilize the VoIP capabilities and technology of the Vistula Companies to provide competitive carrier-to-carrier wholesale voice services. We believe this represents a significant revenue opportunity for the Vistula Companies for the following two reasons:

First, VoIP facilitates low cost and rapid access to traffic routes from all over the world at rates that will allow the Vistula Companies to maximize margins by wholesaling the routes onwards to larger carriers.

Second, as deployment of Vistula’s IP telephony product suite increases, so does the volume of retail traffic that the Company will carry and the number of direct relationships Vistula has in different countries. These relationships, as well as the volume of retail traffic being carried, go to establishing new routes and lower process for Vistula to market to its customers.

We believe that the Vistula Companies can become leaders in VoIP carrier-to-carrier services due to the following factors:

•      Our clearly defined VoIP strategy;

•      Our numerous interconnect agreements and relationships;

•      Our substantial and scalable VoIP infrastructure;

•      Our experienced technical and management team;

•      Our effective combination of traditional time division multiplex, or “TDM”, type switching, with our VoIP technology; and

•      Our mature billing platform.

Summary. We believe that the principal strengths of the Vistula Companies include:

•      Our exclusive rights, which expire August 11, 2006, to market and distribute the feature rich and highly scalable V-Cube™ IP-PBX platform worldwide, other than in India (see the section titled Factors Affecting Future Performance later in this document);

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

Wholesale Voice Services Strategy

With well over two hundred countries and several call bands within those countries (including capital city, national and mobile bands), it is impossible for any one telecommunications operator, no matter how large, to create or even identify the lowest cost or best quality routes to all destinations. The result is that all operators, including the world’s largest country carriers, will buy their international telephony routes on the open market. The success of aggregators such as the Vistula Companies operating in this field depends upon the ability of the executives and staff within those companies to identify, create and run quality routes that can be marketed to other carriers.

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

•      Build a portfolio of software products and services to support the activities of mobile operators in developing countries; and

•      Broaden the market for our products and services to include utilities and Internet service providers (“ISPs”).

The Vistula Companies currently have approximately 30 interconnect agreements in place with carriers in Europe and the Far East, including Telstra, KDDI, Qwest, TeleGlobe, iBasis, NTT Europe and Bharti under which the Vistula Companies terminate mobile and fixed line international telephone traffic. The Vistula Companies source routes from joint venture partners in the United States, Europe and Asia and have long-term relationships with a number of carriers within those routes. The operational experience of the Vistula Companies has enabled them to secure profitable contracts with their carrier partners and we believe that the Vistula Companies are well positioned to take advantage of continually expanding demand for international telephony minutes.

Our management team has considerable experience in developing relationships with smaller niche market retail and wholesale telecommunications operators and global network operators, delivering value to both parties. They also have extensive experience of working in the developing country markets of Asia and the Middle East. We see the key to success in delivering our strategy as having the flexibility to rapidly deploy and develop wholesale solutions and in entering markets at an early stage in the life cycle.

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

International Managed Bandwidth Services:

In addition to the international voice services that they currently provide, the Vistula Companies have the capability to offer managed bandwidth services that would provide their customers with a committed and constant availability of high-speed capacity between locations of the customers’ choice. The Vistula Companies’ vendor-independent status could enable them to offer fully-managed, end-to-end services across all major satellite and cable systems that include a range of product options to enhance the data, voice, and IP network services on a global basis. The Vistula Companies’ service offerings portfolio could also include co-location services, end-user equipment provision and maintenance, Internet transit connectivity, and project management available 24 hours a day, seven days a week. Features of the Vistula Companies’ managed bandwidth services could include:

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

Cardlink Strategy

Cardlink was first acquired by Mr. Galliers-Pratt and certain members of his family in April 2003. With the acquisition of Cardlink by VCS through the share exchange completed in March 2004, VCS intends to reactivate and refocus Cardlink’s operations and sales and marketing efforts. Cardlink will offer an electronic top-up, or “ETU”, software product suite which will enable mobile operators to electronically process prepayments from “pay-as-you-go” customers. Cardlink’s products will allow these customers to “electronically top-up” their accounts with the mobile operator. We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink’s ETU product may be of significant value as new mobile operators throughout the world seek to adopt this technology. However, we do not believe that Cardlink will represent significant activity for VCS in the near-term.

We believe that the potential for providing ETU services in markets where the adoption and use of mobile telephony is growing rapidly may create significant opportunities and long-term growth potential for Cardlink. We intend that Cardlink will typically receive a percentage of the total mobile revenues transacted through the Cardlink system. As a result, Cardlink will be a beneficiary of any increase in mobile telephony revenues without any investment of capital in building infrastructure.

Industry Background—Prepaid Mobile Services. Throughout the world, with the exception of the United States, the majority of private subscribers to mobile networks are “pay-as-you-go” customers. In the developed markets, these customers typically purchase “scratch cards” from retail outlets that entitles them to a fixed amount of airtime. When the airtime has been used up, the customer purchases another scratch card in order to put more airtime on his or her mobile phone. Scratch cards are normally sold through retail shops, gas stations and other retail outlets. This system is expensive and inefficient both from a distribution and an administration perspective. Mobile operators do not like scratch cards because they have to be distributed to thousands of retail outlets and invariably cards get stolen or lost. As a result, over the past two years, mobile operators have been trying to get “pay-as-you-go” customers to move from scratch cards to an ETU system.

In the less developed telecommunication markets, ETU services are still in their infancy. In many of the larger emerging markets, “pay-as-you-go” customers are still using scratch cards exclusively. We believe that the mobile operators in these markets would like to convert the majority of these customers to the use of ETU services.

Cardlink’s ETU Software. Prior to its acquisition by Mr. Galliers-Pratt and his family in April 2003, Cardlink had developed a software system which enabled prepaid telephone cards to have additional money credited to the card each time the user wished to “top-up” his or her account. Cardlink’s ETU software was first used in the United Kingdom in July 2001 and had previously provided ETU functionality for Vodafone, Orange, MMO2 and T-Mobile. Cardlink’s ETU software allows the customer to purchase one card which can then be repeatedly used.

The Cardlink software is electronically installed on terminals. Point of sale terminals are connected to the processing bank’s server by telephone line or cellular modem. The Cardlink software can be adapted to enable mobile handsets to access the processing server via SMS messaging. This means that retailers can be signed up to host ETU services even if they do not have a point of sale terminal installed on their premises.

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

We believe that Cardlink’s business model has capacity for growth over the next few years as increasing numbers of mobile operators in the emerging markets install ETU systems as a method of processing payments for airtime.

We expect that Cardlink will operate under a minimal cost base and, while it is intended that Cardlink will provide support 24 hours a day, seven days a week, to manage and maintain the software, we expect that the design of the system will allow us to keep Cardlink’s support costs low.

Our goal is for Cardlink to access as many emerging markets as possible. We intend that Cardlink will focus on the markets of Latin America, North Africa, the Middle East and the Confederation of Independent States, which are regions where mobile telephony is growing rapidly and “pay-as-you-go” customers are almost entirely dependent on scratch cards for acquisition of additional airtime. We currently expect to use third parties to provide necessary software updates, maintenance and support for these activities.

Establishing the Vistula Companies Brand Names

In addition to the strategies discussed above, we believe that building awareness of the Vistula Companies brands is important in establishing and expanding the customer bases for the Vistula Companies. We intend to introduce marketing efforts to build these customer bases and create brand name recognition. We will use traditional media as our revenues permit to attract new customers and advertise new and existing products and services.

Competition

We face significant competition from companies providing similar IP-PBX and IP Centrex platforms. While we believe that the V-Cube™ platform has significant advantages over these competitive technologies, some of our competitors, such as Broadsoft, have significant financial resources including significant investment from major private equity funds. Many of these competitors have also been in the market for considerably longer than us and have significant existing customer bases.

The market for wholesale voice telecommunication services is also extremely competitive, subject to changes in technology and is affected by the introduction of new products and services. There are a significant number of “aggregators” or resellers providing similar services to the Vistula Companies operating in the international voice wholesale market including, BonNet, Fewhurst, C2C, Total X, WaveCrest, TeleGlobe, ITX, iBasis, Reach and Qwest. Some of these competitors have significantly greater financial resources and more customers than we do. Some of these resellers, including iBasis, TeleGlobe, ITX and Qwest, are also offering VoIP services to their customers.

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

Our rights to market and distribute the V-Cube™ arise under an exclusive license (except for India, where the licensor is based, and subject to certain pre-existing distribution and reseller agreements which the licensor has agreed to renew) from the developer of the platform to market and distribute the platform worldwide. Under the terms of the license agreement that expires on August 11, 2009, our limited exclusivity terminates on August 11, 2006. If we are unable to renew our exclusive rights to market and distribute the V-Cube™ platform, the developer may license the platform to others who may compete with us. Any such competition could result in decreased margins or may require us to pursue other strategic alternatives for this market.

On March 24, 2006 we received a notice from NetYantra India Pvt Ltd. claiming that we are in breach of certain provisions of the August 11, 2004 distribution and marketing agreement that we entered into with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively “NetYantra”). The notice claimed that we have not fulfilled certain requirements contained in the agreement as to the training of personnel, recognition of NetYantra as the developer of certain technology, and the forwarding of documentation to NetYantra regarding the licensing and sublicensing of certain technology.  Further, the notice claimed that our marketing of the consumer VoIP portal product is in breach of the non-competition provisions of the agreement. Our response to this notice will describe the reasons why we believe we are not in breach of the agreement.

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

We believe that wholesale business-to-business carriers such as the Vistula Companies are generally not subject to the same level of federal and local regulation as common carriers providing traditional telecommunications services, especially with respect to Internet-based telephony services such as VoIP. Nonetheless, some aspects of the Vistula Companies’ operations, including our voice-based services, may currently be, or may become, subject to state and federal telecommunications regulations for telephony services governing licensing and tariffs, in addition to federal universal service funding mechanisms. In particular, certain state regulatory agencies may have jurisdiction over the Vistula Companies’ telephony applications when they are used to provide intrastate telecommunications services. Generally, we must obtain and maintain certificates of authority and certain approvals from regulatory bodies in most states where we offer or plan to offer regulated services.

We believe that the Internet-related services such as those currently provided or proposed to be provided by the Vistula Companies, including dedicated IP transport and Internet telephony or VoIP services, and software platforms that facilitate such services (such as our V-Cube™ IP-PBX platform) are not presently considered “telecommunications services” under the Telecommunications Act of 1996. Such services are generally not regulated in the United States by the Federal Communications Commission (“FCC”) or state agencies responsible for regulating the intrastate activities of telecommunications carriers. However, the FCC has formally begun to address the regulatory characterization of Internet telephony services generally, including VoIP. Moreover, to the extent some of the transport and switching employed by the Vistula Companies’ Internet telephony services are not wholly Internet-related, those services may not be as lightly regulated as our wholly Internet-based services. Several state governments have also considered proceedings and petitions relative to the regulation of Internet-related services.

Internationally, the regulatory treatment of the Vistula Companies’ current and proposed services varies widely and is subject to constant change, and there is no assurance that such treatment will not be unduly burdensome. With respect to Internet telephony and VoIP, some countries currently impose little or no regulation on such services. Other countries regulate Internet telephony services and VoIP services like traditional voice telephony services, requiring Internet telephony companies to obtain licenses, incorporate local subsidiaries, make universal service contributions, and pay other taxes. Increased regulation of the Internet and/or Internet telephony providers in one or more countries could materially adversely affect our business.

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

We believe that we currently have all the regulatory licenses, approvals and consents necessary to conduct our business. However, we can give no assurance that we will be able to maintain compliance with existing regulations or that laws or regulations enacted in the future will not hinder or prevent us from conducting our business. See “Government regulations may adversely affect our business” under the section entitled “–Factors Affecting Future Performance.”

Employees

As of March 15, 2006, we had ten full-time employees, three part-time employees, and sixteen consultants. Of our employees and consultants, nine are engaged in sales and marketing, five are in technology research and development, ten are in general and administrative and five are in operations. None of our employees is represented by a union. We believe our relationship with our employees and consultants is good.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at Suite 801, 405 Park Avenue, New York, New York 10022. Our principal office occupies approximately 1,300 square feet of office space pursuant to a sublease that we entered into as of November 1, 2005. The sublease has a term of 24 months and provides for annual rent of $78,174.

In April 2005 we relocated our office in London and are presently occupying approximately 1,600 square feet of office space with a monthly cost of approximately $6,500 per month through March 23, 2007.

We also rent approximately 300 square feet in the London facility of Telehouse, a specialty telecommunications hotel and service provider. We pay approximately $8,500 per month for use of this facility and services provided by Telehouse. The Telehouse lease expires in August 2006. In addition, we have also entered into a co-location agreement pursuant to which we rent approximately 400 square feet of space at 650 Grand Avenue in Los Angeles, California at a minimum monthly rental of $4,000. We anticipate that the fees for use of the Grand Avenue facility, including the minimum rent, will range between $4,000 and $6,500 per month depending on the level and nature of services used. The current term of the co-location agreement is through April 2007.

The offices at Telehouse in London and 650 Grand Avenue in Los Angeles house our telecommunication switches. The switches are installed in rooms that are environmentally modified, cooled and designed for switching equipment. These facilities have full battery backup for a full 24 hours in case of a power failure.

The offices of our 60%-owned subsidiary, Vistula SA, in South Africa are located in a managed office suite facility at Nelson Mandela Square, 2nd Floor West Tower, Maude Street, Sandown, South Africa. The monthly cost to rent this space was approximately $5,400 per month through February 2006 and then is $10,300 per month through the lease expiration in January 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board by The National Association of Securities Dealers, Inc. under the symbol “VSTL” since July 21, 2005. Prior to that date there was no public market for our common stock. The following table provides, for the periods indicated, the high and low bid prices for our common stock.

FISCAL YEAR 2005	High	Low
Third quarter (beginning July 21, 2005)	$2.15	$1.25
Fourth quarter	$2.20	$1.15

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Amendment to 2004 Stock Incentive Plan. On December 23, 2005, our Board of Directors approved an increase, from 8,000,000 to 15,000,000, in the number of shares of our common stock authorized under our 2004 Stock Incentive Plan as described in Note 6. The increase will be submitted to our stockholders for their ratification at our next annual meeting.

Number of Holders

On March 22, 2006, we had approximately 60 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. Furthermore, we are currently prohibited from paying cash dividends to the holders of our common stock under the terms of the convertible debentures we issued to several institutional and individual investors on February 18, 2005 and March 4, 2005. This restriction on the payment of dividends will remain in effect until the debentures are repaid or converted in full.  Under the terms of a revolving credit agreement with Indigo Investments LLC dated March 30, 2006, while loans are outstanding under the credit agreement, we cannot directly or indirectly make any distribution or pay any dividends (in cash or in stock) on, or purchase, acquire, redeem or retire any of our capital stock, of any class, or any of our other securities not held by the lender.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical facts, the statements in this Annual Report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “—Factors Affecting Future Performance.” We assume no obligation to update our forward-looking statements to reflect new information or developments.

For purposes of the following discussion, all information is reported on a consolidated basis for VCS and its wholly owned subsidiaries, Vistula, Vistula USA and Cardlink, and its 60% owned subsidiary, Vistula SA.

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part II, Item 7 of this Annual Report.

Overview

Vistula Communications Services, Inc. (“VCS”, the “Company” or “we”) currently has three wholly-owned subsidiaries: Vistula Limited (“Vistula”), Vistula USA, Inc. (“Vistula USA”) and Cardlink Services Limited (“Cardlink”), and has one subsidiary that is 60%

owned, Vistula Communications Services SA (Pty) Ltd. (“Vistula SA”). Through Vistula and Vistula USA, we currently provide wholesale value-added telecommunications services (including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. In the first quarter of 2005, through Vistula, Vistula USA, and Vistula SA we began to market our V-Cube™ Voice over Internet Protocol, or “VoIP,” IP-PBX software platform to telecommunications carriers, Internet service providers, or “ISPs,” large corporations and small and medium enterprises, or “SMEs,” throughout the world.

Through our Cardlink subsidiary we plan to market and distribute electronic top-up software, which enables prepayment for services provided by mobile telephone operators, and associated services to Tier 1 and Tier 2 telecommunications carriers and transit network operators throughout the world. Cardlink has developed a software product suite that enables mobile operators to electronically process prepayments from “pay-as-you-go” mobile phone customers.

Vistula, Vistula USA, and Vistula SA

Vistula, Vistula USA, and Vistula SA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators. Vistula, Vistula USA, and Vistula SA are collectively referred to as the “Vistula Companies.” The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations. We believe that the Vistula Companies are well positioned to take advantage of the disruption and uncertainty in the telecommunications sector over the past few years. We believe the opportunity for well-managed and well-financed wholesale carriers is significant.

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

On April 1, 2005, we entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we license Telstra Europe to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The agreement grants Telstra Europe an exclusive license to provide the hosted solution to its customers in the United Kingdom and Ireland for a period of five years. The monthly license fee payable by Telstra Europe to us is based on the number of individual users at the various Telstra Europe customers who are using the VoIP services provided by Telstra Europe through use of the V-Cube™ platform. We anticipate leveraging the marketing advantages and customer relationships of Telstra Europe to provide us with regular monthly revenue. We expect Telstra to launch the product to their customers during the second quarter of 2006.

Cardlink

Cardlink was first acquired by Mr. Rupert Galliers-Pratt and certain members of his family in April 2003. VCS acquired Cardlink through the share exchange completed in March 2004. Cardlink will offer an electronic top-up, or “ETU”, software product suite which will enable mobile operators to electronically process prepayments from “pay-as-you-go” customers. Cardlink’s products will allow these customers to “electronically top-up” their accounts with the mobile operator. We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink’s ETU product will be of value as new mobile operators throughout the world seek to adopt this technology.

We believe that the potential for providing ETU services in markets where the adoption and use of mobile telephony is growing rapidly will create opportunities and long-term growth potential for Cardlink. We intend that Cardlink will typically receive a percentage of the total mobile revenues transacted through the Cardlink system. As a result, Cardlink will be a beneficiary of any increase in mobile telephony revenues without any investment of capital in building infrastructure. We currently expect to use third parties to provide necessary software updates, maintenance and support for these activities.

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

We believe that the following accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. Our revenue is derived primarily from fees charged to terminate voice services over our network. We recognize such revenue, net of reserves, when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. We reserve for potential billing disputes at the time revenue is recognized or the dispute is known. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. Amounts billed in advance of the service month are recorded as deferred revenue and recognized as revenue as the underlying services are rendered.

Reciprocal compensation is the amount paid by one carrier to complete particular calls on another local exchange carrier’s network. Reciprocal compensation paid to and received from other carriers is based on contractual fixed rate per minute charges. We apply the receipt of reciprocal compensation against the cost of reciprocal compensation and reflect the net amount as either revenue (receipts greater than costs) or expense (costs greater than receipts) at each settlement date.

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

Stock-Based Compensation. We have elected to follow Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair-value method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).

Accounting for equity instruments granted by us under APB 25, SFAS 123 and EITF 96-18 requires fair-value estimates of the equity instrument granted. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or understated. For equity instruments granted in exchange for the receipt of goods or services, we estimate the fair value of the equity instruments using the Black-Scholes option pricing model, using assumptions that we deem to be relevant at that time. Because shares of our common stock were not publicly traded prior to July 21, 2005, market factors historically considered by our board of directors in valuing stock and stock option grants included comparative values of private and public companies discounted for the risk and limited liquidity provided for in the shares we are issuing;  prior valuations of stock grants and the effect of events that occurred between the time of such grants; economic trends; the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity; our existing financial resources; our anticipated continuing operating losses and increased spending levels required to penetrate our target markets; dilution to common stockholders from anticipated future financings; and a general assessment of future business risks.

We have reviewed and determined that our revenue recognition and stock-based compensation policies remain our critical accounting policies for the year ended December 31, 2005. We did not make any changes to these policies during this period.

Results of Operations

Years ended December 31, 2005 and 2004

Revenues for the year ended December 31, 2005 were $840,457, a decrease of 64.0% over the $2,335,408 in revenues in fiscal 2004. Essentially all revenues realized in both 2005 and 2004 were from the Company’s wholesale voice services business. Revenues for 2005 from customers located outside the U.S. decreased by approximately 90% from 2004. We believe this decrease is attributable both to the decline of the U.K. mobile market as a re-sellable wholesale route and to our inability to attract new wholesale business in the U.K. due to our efforts being focused in establishing a presence in the VoIP marketplace.  In addition, Vistula USA was unable to generate material revenues in the wholesale market during 2005.  We believe that during 2006, we will derive revenues from the equipment described in Note 4, which will enable us to attract and serve new customers.

Cost of revenues for the year ended December 31, 2005 were $1,008,227, a decrease of 52.9% over the $2,140,837 in fiscal 2004. This decrease primarily relates to the reduction in call volume revenues during the 2005 period. Engineering costs classified as cost of revenues for the year ended December 31, 2005 of $235,095 increased 48.5% as compared to the same period in fiscal 2004. The increase is due to expenditures pertaining to support of the wholesale business and initiating routing services in the U.S.

Gross margins decreased to (20%) for the year ended December 31, 2005 from 8.3% for the year ended December 31, 2004. During 2005 we were affected by price changes in the U.K. mobile market that effectively lowered our gross margins on this activity. The decreased volume of our revenue impacted our ability to cover fixed costs such as space rental and services from the co-location facilities located in both the U.S. and in the U.K.

Selling, general and administrative costs for the year ended December 31, 2005 were $10,770,524, an increase of 178.4% over the $3,869,059 in fiscal 2004. During the period ended December 31, 2005, we incurred increased compensation for employees and consultants and increased travel as the VoIP platform was being marketed; increased professional fees, due in part to the public reporting requirements of the Company and capital raising activities (including the preparation and maintenance of Securities Act filings in connection with those activities); an increase in sales and marketing expenses in creating awareness of the Company’s VoIP product offering; increased investment banking fees as the Company engaged in fundraising activities; an increase in each of regulatory fees, printing, and insurance costs, all related to public-company reporting requirements; an increase in rent due to new offices in the U.K., U.S. and South Africa; an increase in depreciation expense due to the commencement of depreciation of the equipment discussed in Note 4; an increase in non-cash compensation expense due to the issuance of warrants and stock options; and a $1,000,000 non-cash expense for the issuance of 500,000 shares per the NetYantra agreement described in Note 9.

During the year ended December 31, 2005 net interest expense of approximately $1,244,000 was comprised of amortization of capitalized finance fees, amortization of the debt discount for the debentures held, interest on the convertible debentures as per the terms stated in Note 8, and imputed interest on a capital lease obligation we entered into during 2004, net of interest income received on cash balances as a result of the financing described in Note 8. Net interest expense for the year ended December 31, 2004 of approximately $121,000 was comprised of imputed interest on a capital lease obligation we entered into during 2004.

For the year ended December 31, 2005, we incurred a loss of $12,182,002 or $0.45 loss per common share, basic and diluted, as compared to a loss of $3,795,276 or $0.16 loss per common share, basic and diluted, for the year ended December 31, 2004.

Liquidity And Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $553,127, which represents an increase of $549,906 over the $3,221 at December 31, 2004. Also, as of December 31, 2005, we had a working capital deficit of approximately $342,000, which represents a decrease in the working capital deficit of approximately 85% from that at December 31, 2004. The increase in cash and cash equivalents and decrease in working capital deficit are principally reflective of the proceeds we received in connection with the private placement described below. Since our inception through December 31, 2005, we have generated operating losses of approximately $16,577,000.

Net cash used in operating activities during 2005 of $7,782,000 increased by $7,718,000 over the $64,000 used in operating activities during 2004 primarily due to a net loss of $12,182,000, offset by non-cash charges of $2,660,000 for compensation, $1,200,000 pertaining to an inducement to holders to exercise outstanding warrants, $1,000,000 for stock issued under our contract with NetYantra, and $672,000 for interest related to the convertible debenture financing described further below.

In addition, prepaid expenses and other current assets at December 31, 2005 of approximately $1,046,000 increased approximately 357% from the $229,000 at December 31, 2004, due to the prepayment of royalties under the NetYantra agreement described in Note 9; payment for professional services that will be rendered during 2006 that was made in our common stock; maintenance for the equipment described in Note 4; and prepayments for software development, value added tax, call termination charges, insurance and rents. Accounts receivable at December 31, 2005 were approximately $131,000, an increase of approximately 134% from

December 31, 2004. Accounts payable, accrued expenses and due to stockholder at December 31, 2005 decreased approximately $1,357,000 from December 31, 2004 levels as a result of applying a portion of the proceeds received from the issuance of convertible debentures and warrants to the payment of these outstanding balances.

Net cash used in investing activities during 2005 of $725,000 increased by $657,000 over the $68,000 used in investing activities during 2004 due to increased expenditures for telecommunications equipment necessary to operate our business.

Net cash provided by financing activities during 2005 of $9,109,000 increased by $8,984,000 over the $125,000 provided by financing activities during 2004. We raised capital during 2005 through the issuance of convertible debentures and through a warrant financing, both described further below. A portion of the proceeds from the issuance of our convertible debentures was used to pay our amount due to a stockholder, notes payable, and a capital lease obligation, also described further below.

During the year ended December 31, 2005 no services were contributed to the Company by our stockholders. During the year ended December 31, 2004 one of our stockholders contributed services to the Company totaling $82,500.

Since our inception, we have sustained our operations through funding provided by our Chairman, contributed services by our Chairman and other stockholders, and debt and equity financings.

Convertible Debenture and Warrant Financing. On February 18, 2005 and March 4, 2005, we issued and sold convertible debentures and warrants to certain sophisticated institutional and individual investors pursuant to a Securities Purchase Agreement between the Company and the investors. In the two closings of the private placement under the Securities Purchase Agreement, we sold convertible debentures in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of our common stock, at an exercise price of $1.00 per share. These warrants expire five years after the issue date.

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

The debentures are convertible at the option of the holders into shares of our common stock at any time at an initial conversion price of $0.75 per share. Except in the case of certain designated issuances, in the event we issue shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of our common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the debentures, the conversion price of the debentures will be reduced to that lower price per share. Issuances that will not result in adjustment to the conversion price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by our board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

We have agreed to certain restrictions under the terms of the debentures, including a prohibition on the payment of cash dividends to our stockholders while any of the debentures are outstanding. Upon the occurrence of an event of default under the debentures, an amount equal to (i) 130% of the then outstanding principal amount, plus any accrued and unpaid interest thereon, or (ii) the product of the then outstanding principal amount, plus any accrued and unpaid interest thereon, times the ratio obtained by dividing the conversion price of the debentures and the market price of our common stock, whichever is greater, will, at the holder’s option, become immediately due and payable in cash along with any other amounts, costs, expenses or liquidated damages then due in respect of such debentures. The ratio referred to in clause (ii) is to be calculated based on the conversion price in effect on the date of such default or the date the accelerated amount is paid in full (whichever is less), and the market price of our common stock on the date of such default or the date the accelerated amount is paid in full (whichever is greater, such market price to be determined in accordance with the terms of the debenture). Upon an event of a default, the interest rate on the debentures will also be increased to 18% per annum.

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

Through March 31, 2006, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having us withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, we would receive no proceeds from the sale of our common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of our common stock. As of December 31, 2005, we had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

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

We have registered for resale under the Securities Act of 1933, as amended, the shares underlying the debentures and warrants pursuant to a registration statement on Form SB-2, as amended, (File No. 333-123815). The registration statement was declared effective on May 3, 2005.

Warrant Exercise Agreements. In October 2005, we entered into several Warrant Exercise Agreements with holders of warrants issued in the private placement that closed in the first quarter of 2005. Pursuant to these agreements, we issued to these holders new common stock purchase warrants exercisable for a number of shares equal to the number of shares they purchased upon exercise of the warrants issued to them in the private placement. These new warrants have an exercise price of $1.50 per share. We received aggregate proceeds of $3,190,499 in connection with the exercise of the prior warrants, and issued new warrants, which expire five years after the issue date, to purchase an aggregate of 3,190,499 shares of our common stock (plus an additional warrant, which expires five years after the issue date, to purchase 159,525 shares of common stock to a placement agent who assisted with the transaction). The shares of common stock underlying these warrants have been registered for resale with the Securities and Exchange Commission pursuant to a registration statement on Form SB-2 (File No. 333-130808). This registration statement was declared effective on January 31, 2006.

Advances from Principal Stockholder.   We do not believe that our available cash and cash equivalents will be sufficient to meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for our next fiscal year. Previously, our primary sources of capital have been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder’s personal assets. We anticipate seeking additional debt or equity financing during the first and second quarters of 2006.

In the event that we do not succeed in implementing our business plan, and do not otherwise raise third-party capital, we will have to curtail certain expenditures, seek additional financing from our principal stockholder, or both in order to sustain operations. As noted above, the principal stockholder has historically provided working capital advances. While the stockholder is not obligated to provide these working capital advances to us, we expect the stockholder to continue providing funds for operations as and if needed, until such time that our operations are self-sustaining or we raise additional external capital, as the case may be. As described in Note 8, in October 2005 the Company realized approximately $3.0 million in net proceeds from the exercise of warrants associated with the convertible debentures.

Also, although the acquired equipment described in Note 4 was placed in service during the third quarter of 2005, only nominal revenues have been generated to date. Cash flow has therefore been negatively affected and, if we are unable to raise additional financing during the first and second quarters of 2006, we will look to one of our principal stockholders to provide working capital funding until additional capital can be obtained.

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

We have made cash expenditures for capital equipment and software from our inception until December 31, 2005 of approximately $778,000 purchasing the telecommunications equipment necessary to operate our business. This amount excludes the $1.9 million in telecommunications equipment acquired from MRS Partners LLC (“MRS Partners”) described further below.

Asset Purchase from MRS Partners.   On March 15, 2005, we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Prior to the closing, we were leasing this equipment from MRS Partners. The principal amount of the note was subsequently adjusted to $970,000, reflective of unanticipated recertification costs. Under the terms of the promissory note, interest accrues daily at a rate of 8.25% per annum and is payable monthly in arrears. An initial principal payment of $100,000 has been made. An additional principal payment of $100,000 that was due on December 31, 2005 was extended to and paid on March 31, 2006. The remaining principal amount ($770,000) and any unpaid interest originally payable on March 15, 2006, the first anniversary of the closing of the purchase, has been extended to April 28, 2006.

On March 30, 2006 we entered into a revolving credit agreement with Indigo Investments LLC that provides for up to $5,000,000 in advances to be available to us.  Upon the closing of this credit facility, $1,000,000 was advanced to us and an additional $300,000 advance under the credit agreement is expected to be made to us on or before April 5, 2006. Additional advances under the credit facility are dependent upon our accounts receivable balances and adherence to certain covenants as described in the credit agreement.  Outstanding principal under this credit facility bears interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by us under the credit agreement.  In addition, we are required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.50 per share.  The exercise price of the warrant is subject to adjustment in certain circumstances.

All outstanding principal and interest on the credit facility plus the commitment fee are due and payable on the earlier of (i) September 30, 2006, or (ii) the closing of the sale of a minimum of $6,000,000 of our equity securities; provided, that, in the event that such a financing closes prior to September 30, 2006, we will also be required to pay the lender an early repayment fee equal to 2.25% of the total amount of the credit facility. The rights of the lender under the credit facility are junior to those of the outstanding convertible debentures.

Advances drawn under this agreement are personally guaranteed by our Chairman and Chief Executive Officer, Rupert Galliers-Pratt.

We believe that we will need additional financing in order to sufficiently meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully. Previously, our primary sources of capital had been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder’s personal assets. Our plans for growth and expansion will require the need for additional capital in the future. As a result, we may have to rely upon the issuance of additional debt or equity securities in order to continue to grow our business as well as to fund the negative cash flow we have experienced to date, and may experience in the future, as a result of these activities. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, we may encounter liquidity difficulties. No assurance can be given that we will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on acceptable terms. In the event that we do not succeed in implementing our business plan, and do not otherwise raise third-party capital, we will have to curtail certain expenditures, seek additional financing from one of our principal stockholders, or both in order to sustain operations. As noted above, one of our principal stockholders has historically provided working capital advances. While the stockholder is not obligated to provide these working capital advances to us we expect the stockholder to continue providing funds for operations in 2006 as and if needed, until such time that our operations are self-sustaining or we raise additional external capital, as the case may be.

To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Other Arrangements and Obligations

Distribution and Marketing Agreement with NetYantra. On August 11, 2004, we entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, we have paid NetYantra $400,000 and we are required to pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

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

On March 24, 2006 we received a notice from NetYantra India Pvt Ltd. claiming that we are in breach of certain provisions of the August 11, 2004 distribution and marketing agreement that we entered into with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively “NetYantra”). The notice claimed that we have not fulfilled certain requirements contained in the agreement as to the training of personnel, recognition of NetYantra as the developer of certain technology, and the forwarding of documentation to NetYantra regarding the licensing and sublicensing of certain technology.  Further, the notice claimed that our marketing of the consumer VoIP portal product is in breach of the non-competition provisions of the agreement. Our response to this notice will describe the reasons why we believe we are not in breach of the agreement.

We expect that we will need to raise additional debt or equity financing to pay the required interest and principal payments under the convertible debentures issued in our private placement and the promissory note issued to MRS Partners as part of the consideration for the purchase of equipment from MRS Partners.

Agreement with Quest Telecommunications, Inc. On December 13, 2005, we entered into a Consultant, Representative and Professional Services Agreement with Quest Telecommunications, Inc. (“Quest”). Under this agreement, we have appointed Quest as an independent advisor and our exclusive representative in the geographic areas of Vietnam, Cambodia, Malaysia and Turkey (and any other areas to which we and Quest agree in writing). Within these geographic areas, Quest will (i) assist in structuring and establishing business relationships, including introducing us and the V-Cube™ IP-PBX software platform to potential partners, distributors, licensees and/or purchasers, and (ii) provide project management services relating to business operations, including developing revenue targets, establishing technical support capability, facilitating technical support delivery, and monitoring license fee reconciliation. Quest will also act as our agent for the V-Cube™ to consumers from, but residing outside, the geographic area covered by this agreement (except for consumers residing in territories for which we or any of our affiliates have granted or hereafter grant exclusive distribution or agency rights).

Under this agreement, we are obligated to make payments to Quest totaling $50,000 in consideration for Quest’s assistance relating to the execution by us and Saigon Post and Telecommunications Services Corporation (“SPT”) of a memorandum of understanding and pilot license agreement with respect to the V-Cube™. The memorandum of understanding, which we entered into on September 20, 2005, contemplates that, following legal and technical evaluation of the V-Cube™ platform by SPT, SPT and the company will negotiate and enter into an agreement with respect to the deployment and commercialization of the V-Cube™ platform in Vietnam. The pilot license agreement, which we entered into on October 15, 2005, permits SPT to use the V-Cube™ platform for evaluation and testing purposes on a royalty-free basis from November 15, 2005 through February 15, 2006.

In addition, in the event we and SPT enter into a definitive distribution or license agreement with respect to the V-Cube™, we will be obligated to issue to Quest 300,000 shares of our common stock and to pay to Quest $150,000 in cash, plus a continuing commission of thirty percent of the license fees we receive from SPT in connection with the licensing and distribution of the V-Cube™ in the above-mentioned geographic areas (net of sales, use and value added taxes, if any, payable by us in connection with such license fees).

Placement Agent Agreement. On February 15, 2005, we entered into an agreement with a placement agent, IndiGo Securities, LLC (“IndiGo”), under which they provided services in connection with the convertible debenture and warrant financing and will provide ongoing consulting services to us. Under the terms of the agreement, IndiGo received a placement fee equal to 10% or, in some cases, 5% of the purchase price paid by each investor (plus any expenses IndiGo incurs in connection with the financing) at each of the closings described above. We also agreed to pay IndiGo a consulting fee of $20,000 per month for the 12-month period ending February 17, 2006. We had a right to terminate the agreement upon written notice after August 17, 2005. IndiGo may, at its option and in lieu of 50% of the cash consulting fee due for any month, accept warrants to purchase 10,000 shares of our common stock at an exercise price of $1.00 per share. See Note 14 for a description of a new agreement entered into on January 27, 2006.

Guaranty of Vistula Limited. One of our subsidiaries, Vistula, had agreed to unconditionally guarantee the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder. This guarantee was released by the financial institution on March 27, 2006.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 was effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123 (SFAS 123R). SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for public entities that file as small business issuers as of the beginning or the first interim or annual reporting period that begins after December 15,

2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We adopted SFAS 123R on January 1, 2006, the commencement of our first quarter of fiscal 2006.

The Company will apply SFAS 123R using the “modified prospective” method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options issued with an exercise price greater than or equal to the fair value of the underlying stock on the grant date. Accordingly, the adoption of SFAS 123R’s fair-value method may have a significant impact on our reported results of operations. Management is still evaluating the impact of the adoption of SFAS 123R.

Subsequent Events

On January 5, 2006, the Company entered into an employment agreement with Ian Cope relating to Mr. Cope’s employment as the Company’s chief operations officer.  Under the employment agreement, the Company will pay Mr. Cope an annual base salary of $140,000 and provide him with certain employment related benefits.  In addition, the employment agreement provides that the Company will grant Mr. Cope an incentive stock option to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $1.42 per share; 50,000 of those shares subject to the option will be vested immediately and the remaining 200,000 shares subject to the option will vest in four equal annual installments of 50,000 shares beginning on January 5, 2007.  The option will be subject to the terms and conditions of the Company’s 2004 Amended and Restated Stock Incentive Plan.  The employment agreement also provides that if Mr. Cope is terminated without cause, the Company will be obligated to pay him his base salary for three months.

On January 27, 2006, we entered into a Financial Advisory Agreement with Indigo Ventures LLC (“Indigo”) in which we agreed to appoint Indigo as our financial advisor to advise, consult with, and assist us in various matters which may include:

•      a review of our business, operations and financial condition, including advising us on capitalization structures;

•      advice relating to general capital raising matters;

•      recommendations relating to specific business operations, transactions and joint ventures;

•      advice regarding future financings involving our or any of our affiliates’ debt or equity securities; and

•      assistance in connection with the due diligence review of any significant acquisition transactions proposed by us during the term of the agreement.

In consideration for these services, we have agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation by us of a significant debt or equity financing from which we obtain gross proceeds of at least $5 million.  Also, we have agreed to issue to Indigo 1,500,000 restricted shares of our common stock, which shares will vest upon the earlier of: (i) the closing of a significant acquisition as may be described in a written notice delivered by us to Indigo on or after the date of the agreement, (ii) subject to the approval of our compensation committee, the closing of another major acquisition or financing transaction on which Indigo provides advice to us, (iii) a change of control of our company, or (iv) January 27, 2007.  The shares we are issuing to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one year period beginning on January 27, 2006 and ending on January 27, 2007.  If we terminate the agreement as a result of a material breach of this agreement, we will have the right and option to repurchase fifty percent of all of the then unvested shares at a purchase price of $0.001 per share.

On February 28, 2006, we finalized an agreement with Mark Scully resolving matters relating to his cessation of employment as President and Chief Executive Officer of Vistula USA, our wholly owned subsidiary, on November 2, 2005.  In connection with a mutual release of claims, we agreed to pay Mr. Scully $50,000 in severance and we issued to him 750,000 shares of our common stock in respect of the exercise of an outstanding option issued under our stock incentive plan.  These 750,000 shares are subject to our right to repurchase at a price of $1.00 per share through March 31, 2006.

On March 30, 2006 we entered into a revolving credit agreement with Indigo Investments LLC that provides for up to $5,000,000 in advances to be available to us.  Upon the closing of this credit facility, $1,000,000 was advanced to us and an additional $300,000 advance under the credit agreement is expected to be made to us on or before April 5, 2006. Additional advances under the credit facility are dependent upon our accounts receivable balances and adherence to certain covenants as described in the credit agreement.  Outstanding principal under this credit facility bears interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by us under the credit agreement.  In addition, we are required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.50 per share.  The exercise price of the warrant is subject to adjustment in certain circumstances.

All outstanding principal and interest on the credit facility plus the commitment fee are due and payable on the earlier of (i) September 30, 2006, or (ii) the closing of the sale of a minimum of $6,000,000 of our equity securities; provided, that, in the event that such a financing closes prior to September 30, 2006, we will also be required to pay the lender an early repayment fee equal to 2.25% of the total amount of the credit facility. The rights of the lender under the credit facility are junior to those of the outstanding convertible debentures.

Advances made to us under the credit agreement are personally guaranteed by our Chairman and Chief Executive Officer, Rupert Galliers-Pratt.

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

We believe we will require additional financing in order to fund our operations and to carry out our business plan. We can give no assurance, however, that we will be able to obtain such financing or that such financing will be available on satisfactory terms. To raise additional financing, we intend to pursue various possible financing options, including one or more public offerings or private placements of equity securities. If we are unable to obtain additional financing, we may have to curtail or suspend operations.

We may continue to lose money on our operations.

We are not profitable. In the fiscal year ended December 31, 2005, we incurred a net loss of $12,182,002 and as of December 31, 2005, we had an accumulated deficit of $16,576,999. We anticipate losses to continue for the foreseeable future.

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

If we are unable to preserve our exclusive rights to market and distribute the V-Cube™, our business may suffer.

We believe our core product offering during the 2006 fiscal year will be the V-Cube™ platform. Our rights to market and distribute the V-Cube™ arise under an exclusive license (except for India, where the licensor is based, and subject to certain pre-existing distribution and reseller agreements which the licensor has agreed to renew) from the developer of the platform to market and distribute the platform worldwide. Under the terms of the license agreement that expires on August 11, 2009, our limited exclusivity terminates on August 11, 2006. If we are unable to extend our exclusive rights to market and distribute the V-Cube™ platform, the developer may license the platform to others who may compete with us. Any such competition could result in decreased margins or may require us to pursue other strategic alternatives for this market.

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

We have only limited revenue of which a significant portion is derived from a limited number of contracts and customers. If we are unable to replace contracts upon completion and maintain customer relationships, we could have a significant decrease in our revenues which would negatively impact our results.

We have derived, and believe that we will continue to derive, a significant portion of our revenues in any given year from a limited number of large contracts. As these contracts wind down to completion, we face the task of replacing such revenues with new projects and contracts. 89% of our revenues for the fiscal year ended December 31, 2005 was derived from four customers and 78% of our revenues for the fiscal year ended December 31, 2004 was derived from four customers. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results.

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

Due to the above factors, quarterly revenues, expenses and results of operations could vary significantly in 2006 and beyond.

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

We may perform services for development stage customers that carry a higher degree of financial risk for us. Our customers, established and development stage, have been and may continue to be impacted by any tightening of available credit and general economic slowdown. As a result of these conditions, our customers may be unable to pay, or may delay payment, for services performed by us. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense.

The extent of our dependence on international operations may give rise to increased management challenges and could harm our results of operations.

Customers outside the United States accounted for approximately 19% of our revenues for the year ended December 31, 2005, and for approximately 72% of our revenues for the year ended December 31, 2004. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

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

•      Diversion of management’s attention and resources;

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

Our future success and our ability to sustain our revenue growth depend upon the continued service of our executive officers and other key personnel. The loss of any of our key employees, in particular Rupert Galliers-Pratt, the chairman of our board and our president and chief executive officer, or Adam Bishop, president of Vistula Limited and Vistula USA could adversely affect our ability to meet our customers’ needs. We have entered into a consulting agreement for services to be rendered by Rupert Galliers-Pratt with an entity affiliated with Rupert Galliers-Pratt for a term of 24 months, which term commenced as of August 17, 2005. At present, we do not have an employment agreement with Adam Bishop.

The management of our finances and the quality and timeliness of our financial reporting may be adversely affected if we are unable to increase the size and capabilities of our internal administrative and finance function as our business grows.

We have engaged an outside accounting firm (other than our independent registered public accounting firm) to provide certain financial management and accounting services on a part-time basis to supplement the services provided by our own finance and administrative staff. If we are unable to continue to obtain sufficient financial management and accounting services on a cost-effective basis, our ability to effectively manage our finances and the quality and timeliness of our financial reporting could be adversely affected.

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

•      Any difficulty we may incur in meeting customers’ delivery requirements.

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

Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in loss of revenues or customers.

If we fail to compete successfully, our ability to increase our revenues or achieve profitability will be impaired.

Competition in the telecommunications market is intense. This market has historically been dominated by large companies. In addition, a number of smaller companies, including BonNet, Fewhurst, C2C and Total X, have products and services that address similar market opportunities to that which we and our subsidiaries address. Many of these competitors have also been in the market for longer than us and have larger existing customer bases. Some of these competitors, such as Broadsoft, have greater financial resources than we do, including investment from major private equity funds. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including the ability to offer financing programs. If we are unable or unwilling to offer vendor-sponsored financing, prospective customers may decide to purchase products and services from one of our competitors who offers this type of financing. Furthermore, some of our competitors are currently selling significant amounts of other products and services to our current and prospective customers. Our competitors’ broad product portfolios coupled with already existing relationships may cause our customers to buy our competitors’ products and services.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vistula Communications Services, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Vistula Communications Services, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vistula Communications Services, Inc. and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced recurring operating losses and has a working capital deficit at December 31, 2005. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one or more of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ PKF
Certified Public Accountants
A Professional Corporation
New York, New York
March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vistula Communications Services, Inc.

We have audited the accompanying consolidated balance sheet of Vistula Communications Services, Inc. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vistula Communications Services, Inc. and its wholly-owned subsidiaries as of December 31, 2004, and the results of their operations and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

March 29, 2005

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$553,127	$3,221
Accounts receivable	130,748	55,991
Prepaid expenses and other current assets	1,045,795	228,870
Total current assets	1,729,670	288,082
Property and equipment, net	2,362,373	1,997,621
Deferred financing costs	613,742	—
Other assets	57,272	—
Total assets	$4,763,057	$2,285,703
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$398,841	$537,660
Accrued expenses	628,154	1,044,343
Due to stockholder	—	801,630
Convertible promissory note to related party	175,000	175,000
Note payable	870,000	—
Total current liabilities	2,071,995	2,558,633
Capital lease obligation	—	1,971,167
Convertible debentures	5,424,902	—
Total liabilities	7,496,897	4,529,800
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no share issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,914,898 and 24,454,406 issued and outstanding in 2005 and 2004, respectively	31,914	24,454
Additional paid-in capital	13,975,077	2,608,581
Deferred compensation	(13,422)	(399,000)
Accumulated deficit	(16,576,999)	(4,394,997)
Cumulative translation adjustment	(150,410)	(83,135)
Total stockholders’ deficit	(2,733,840)	(2,244,097)
Total liabilities and stockholders’ deficit	$4,763,057	$2,285,703

See accompanying notes to audited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations

Years ended December 31, 2005 and 2004

	2005	2004
Net revenues	$840,457	$2,335,408
Cost of revenues	1,008,227	2,140,837
Gross (loss) profit	(167,770)	194,571
Selling, general and administrative expenses	10,770,524	3,869,059
Loss from operations	(10,938,294)	(3,674,488)
Interest expense, net	(1,243,708)	(120,788)
Net loss	$(12,182,002)	$(3,795,276)
Weighted-average basic and diluted shares outstanding	26,822,678	24,233,420
Net loss per common share basic and diluted	$(0.45)	$(0.16)

See accompanying notes to audited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders’ Deficit

			Additional			Cumulative	Total
	Common Stock		Paid-In	Deferred	Accumulated	Translation	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Adjustment	Deficit	Loss
Balance, January 1, 2004	23,885,000	$23,885	$398,276	—	$(599,721)	$(15,969)	$(193,529)
Contribution of services by stockholders	—	—	262,141	—	—	—	262,141
Issuance of common stock	100,000	100	44,900	$(40,000)	—	—	5,000
Issuance of common stock pursuant to marketing and distribution agreement	50,000	50	22,450	—	—	—	22,500
Issuance of common stock for services rendered	419,406	419	188,314	—	—	—	188,733
Issuance of stock options	—	—	1,692,500	(1,692,500)	—	—	—
Amortization of deferred compensation	—	—	—	1,333,500	—	—	1,333,500
Net loss	—	—	—		(3,795,276)	—	(3,795,276)	$(3,795,276)
Change in cumulative translation adjustment	—	—	—	—	—	(67,166)	(67,166)	(67,166)
Balance, December 31, 2004	24,454,406	24,454	2,608,581	(399,000)	(4,394,997)	(83,135)	(2,244,097)	(3,862,442)

Issuance of common stock	910,000	910	574,464	—	—	—	575,374
Issuance of stock options	—	—	1,814,840	(1,814,840)	—	—	—
Amortization of deferred stock compensation	—	—	—	2,200,418	—	—	2,200,418
Issuance of warrants with convertible debentures	—	—	1,780,844	—	—	—	1,780,844
Issuance of warrant pursuant to consulting agreement	—	—	29,913	—	—	—	29,913
Issuance of common stock pursuant to debenture conversions	2,799,993	2,800	1,530,292	—	—	—	1,533,092
Issuance of common stock pursuant to warrant exercises	3,190,499	3,190	3,027,784	—	—	—	3,030,974
Issuance of warrants pursuant to inducement of warrant exercises	—	—	1,200,199	—	—	—	1,200,199
Issuance of common stock pursuant to marketing and distribution agreement	500,000	500	999,500	—	—	—	1,000,000
Exercise of stock options	60,000	60	2,940	—	—	—	3,000
Compensation expense associated with options issued to non-employees	—	—	405,720	—	—	—	405,720
Net loss	—	—	—	—	(12,182,002)	—	(12,182,002)	(12,182,002)
Change in cumulative translation adjustment	—	—	—	—	—	(67,275)	(67,275)	(67,275)
Balance, December 31, 2005	31,914,898	$31,914	$13,975,077	$(13,422)	$(16,576,999)	$(150,410)	$(2,733,840)	$(12,249,277)

See accompanying notes to audited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(12,182,002)	$(3,795,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	220,133	43,460
Issuance of common stock pursuant to marketing and distribution agreement	1,000,000	22,500
Non-cash compensation expense	2,659,944	1,333,500
Non-cash interest expense	672,223	115,334
Non-cash expense on warrant inducement	1,200,199	—
Issuance of warrant pursuant to consulting agreement	29,913	—
Loss on disposal of property and equipment	—	43,300
Contribution of services by stockholder	—	82,500
Payment of Company expenses by stockholders recorded as a capital contribution	—	179,642
Company expenses paid by stockholder recorded as due to stockholder	—	792,413
Issuance of common stock for services rendered	—	188,733
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(74,757)	188,222
Prepaid expenses and other current assets	(752,503)	(58,858)
Increase (decrease) in:
Accounts payable	(138,819)	(130,759)
Accrued expenses	(416,189)	931,026
Net cash used in operating activities	(7,781,858)	(64,263)
Cash flows from investing activities:
Purchases of property and equipment	(725,031)	(68,459)
Net cash used in investing activities	(725,031)	(68,459)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,000	5,000
Proceeds from notes payable	—	175,000
Payment of notes payable	(100,000)
Payments on due to stockholder	(801,630)	(55,385)
Proceeds from issuance of convertible debentures	7,452,873	—
Proceeds from warrant exercises	3,030,974	—
Payment of capital lease obligation	(476,293)	—
Net cash provided by financing activities	9,108,924	124,615
Effect of exchange rates on cash	(52,129)	(77,316)
Net increase (decrease) in cash and cash equivalents	549,906	(85,423)
Cash and cash equivalents, beginning of period	3,221	88,644
Cash and cash equivalents, end of period	$553,127	$3,221

Supplemental disclosure of cash flow information:
Cash paid for interest	$577,083	—
Cash paid for taxes	$16,894	—
Equipment acquired pursuant to capital lease obligation	—	$1,855,835
Issuance of common stock pursuant to purchase of assets under capital lease obligation	$324,874	—
Issuance of common stock pursuant to purchase of assets	$75,000	—
Issuance of common stock pursuant to consulting agreement	$130,000	—
Issuance of common stock pursuant to employment agreement	$45,500	—
Issuance of note payable pursuant to purchase of assets under capital lease obligation	$970,000	—
Issuance of common stock pursuant to debenture conversions	$1,533,092	—
Issuance of common stock warrants in connection with convertible debenture financing	$184,844	—
Reduction in fixed assets and related indebtedness pursuant to modification of asset purchase agreement	$200,000	—

See accompanying notes to audited consolidated financial statements.

Vistula Communications Services, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF ORGANIZATION

VCS, Inc. was incorporated on September 22, 2003 for the purpose of merging with two entities under common control, Vistula Limited (Vistula) and Cardlink Services Limited (Cardlink). VCS, Inc. changed its name to Vistula Communications Services, Inc. on March 4, 2004; hereafter, Vistula Communications Services, Inc. and its wholly-owned subsidiaries, as defined, are collectively referred to as “the Company.”

Vistula is a provider of telephone and internet call services throughout the world. Cardlink plans to be a provider of prepayment processing software to mobile network operators.

Pursuant to the stock purchase agreement dated March 2, 2004, the Company exchanged 21,885,000 shares of common stock for the 21,885 outstanding shares of Cardlink, and 2,000,000 shares of common stock for the 1 outstanding share of Vistula. Prior to the share exchange, Cardlink was owned by a single control group, consisting of the Chairman of the Company’s Board of Directors (the Chairman), along with members of his immediate family (who with the Chairman collectively owned a majority of Cardlink) and other shareholders bound by contract to act in concert with the Chairman with regards to the share exchange. Since its inception in August 2002, Vistula was owned entirely by an entity controlled by the Chairman and his immediate family.

The Chairman and his immediate family acquired 98% of Cardlink from Metromedia International Telecommunications Inc. (MITI) on April 3, 2003 for $160. At the time of the acquisition and through the date of the share exchange with the Company, Cardlink was a dormant shell company, with only nominal assets and no operations. In June 2003, the Chairman and his immediate family distributed shares of Cardlink common stock to certain individuals and consultants. The distribution was designed to provide the individuals and consultants a specific percentage in the Company on a post-share exchange basis. As a condition of the stock grants, these shareholders contractually agreed to act in concert with the Chairman and his immediate family with respect to the share exchange with the Company. As a result, substantially all shares of both Cardlink and Vistula were controlled by the Chairman and his immediate family. Accordingly, the share exchange was accounted for as a reorganization of entities under common control. Pursuant to this accounting method, the accounts of the Company have been combined with those of Cardlink since April 3, 2003 and Vistula for all periods presented as if the entities were historically organized in a manner consistent with the share exchange. The assets and liabilities of Cardlink and Vistula are recorded at historical cost and the Company’s equity accounts reflect the historical equity accounts of Cardlink and Vistula, as well as the par value of the Company shares issued in the share exchange.

Since its inception, the Company has sustained its operations through funding provided by the Chairman, contributed services by the Chairman and other stockholders, and debt and equity financings. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as from other of the Chairman’s personal assets. The credit facility was established by the Chairman in February 2003 and was first drawn upon by the Chairman in May 2003. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. As of December 31, 2005, the Chairman has drawn approximately $2,385,000 under this facility, of which approximately $262,000 was used to pay expenses incurred and accrued by the Company. Two letters of credit in the aggregate amount of $28,033 have been issued by the lender under the credit facility in favor of vendors to the Company at the request of the Chairman. As of December 31, 2005, approximately $615,000 was undrawn and available under the credit facility. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2006 as and if needed until such time that operations are self-sustaining or the Company raises additional external capital, as the case may be. See Note 14 for a description of funding that the Company has received subsequent to December 31, 2005.

The Company is subject to risks common to rapid growth technology-based companies, including a limited operating history, dependence on key personnel, the need to raise capital, rapid technological change, competition from substitute products and larger companies, and the need for the successful development and marketing of commercial products and services.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $12,182,002 for the year ended December 31, 2005 and had an accumulated deficit of $16,576,999 at December 31, 2005. Further, the Company had cash of $553,127 and a working capital deficit at December 31, 2005 of $342,325. These factors among others may indicate that the Company will be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has engaged financial advisors to assist in the raising of additional debt or equity capital. The Company has also engaged in discussions with certain debt holders to restructure payment terms until additional debt or equity financing is obtained. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing arrangements, to obtain additional financing as may be required, and ultimately to attain profitability.

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

Foreign Currency

The Company uses the United States dollar as its reporting currency; the British pound is the functional currency of two of its wholly-owned subsidiaries. Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which are in effect during the year. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ deficit in the consolidated balance sheet. Transaction gains (losses) were immaterial for the years ended December 31, 2005 and 2004.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2005 and 2004 the Company did not record an allowance for doubtful accounts, nor have there been any write-offs since inception.

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

Deferred Financing Costs

Deferred financing costs are amortized over the term of the convertible debentures.

Revenue Recognition

The Company’s revenue is derived primarily from fees charged to terminate voice services over the Company’s network. The Company recognizes such revenue, net of reserves, when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. The Company reserves for potential billing disputes at the time revenue is recognized or the dispute is known. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. Amounts billed in advance of the service month are recorded as deferred revenue and recognized as revenue as the underlying services are rendered.

Reciprocal compensation is the amount paid by one carrier to complete particular calls on another local exchange carrier’s network. Reciprocal compensation paid to and received from other carriers is based on contractual fixed rate per minute charges. The Company has one reciprocal compensation agreement whereby the Company and the counterparty buy and sell call termination services to each other with periodic net cash settlements. The Company applies the receipt of reciprocal compensation against the cost of reciprocal compensation and reflects the net amount as either revenue (receipts greater than costs) or expense (costs greater than receipts) at each settlement date.

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

Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to APB No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123).

In accordance with SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services, the Company records compensation expense equal to the fair value of the option granted to non-employees over the vesting period, with periodic remeasurement of fair value when applicable, which is generally the period of service. See Note 6 for options accounted for in accordance with EITF No. 96-18.

SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock options used to compute pro forma net loss is the estimated fair value at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Risk-free interest rate	4.09%	3.55%
Expected volatility	80%	80%
Expected lives	5 years	5 years
Expected dividend	—	—

The per-share, weighted-average grant date fair value of options granted during the years ended December 31, 2005 and 2004 was $1.31 and $0.39, respectively.

For purposes of pro forma disclosures, the estimated fair value of the stock-based compensation is amortized over the vesting period of the award. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS 123, the Company’s net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

	Year ended December 31,
	2005	2004

Net loss as reported	$(12,182,002)	$(3,795,276)
Stock compensation expense included in net loss	2,200,418	1,333,500
Stock compensation expense determined using fair value method for all awards	(2,817,773)	(1,445,736)
Pro forma net loss	$(12,799,357)	$(3,907,512)

Loss per share (basic and diluted) as reported	$(0.45)	$(0.16)
Pro forma loss per share (basic and diluted)	$(0.48)	$(0.16)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123R”), which is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The Company will be required to apply SFAS 123R during the quarter ending March 31, 2006. SFAS 123R allows two methods for accounting for the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company has determined that it will implement SFAS 123R using the modified prospective method. Under the modified prospective transition method, the Company will use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date will be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123. The Company will not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date.

Stock or other equity-based compensation for non-employees is accounted for under the fair-value method as required by SFAS 123 and EITF No. 96-18,. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of vesting. The resulting compensation cost is recognized and charged to operations over the service period. The measurement date is generally the issuance date for employees and the vesting date for consultants. The resulting non-cash expense is being recorded in the statements of operations over the vesting period of the stock option.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Dilutive securities include stock options, convertible debt and warrants. The Company’s outstanding stock options, convertible debentures and warrants are not included in the calculation of loss per share because their inclusion would be antidilutive.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. At December 31, 2005 and 2004, the percentages of revenue and accounts receivable attributable to the Company’s significant customers were as follows:

2005 Customer	Revenue		Accounts Receivable
A	68%		43%
B	12			*
C		*	24
D		*		*
E		*		*
F		*	15

2004 Customer	Revenue		Accounts Receivable
A	26%			*
B	24		47%
C	16		12
D	12			*
E		*	15
F		*	13

*              Customer represents less than 10% of total.

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of cumulative translation adjustment and net loss for the years ended December 31, 2005 and 2004.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which include cash, receivables and convertible debt, approximate fair value due to the short maturities of those instruments.

Long-Lived Assets

Property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All impairments are recognized in operating results when a permanent reduction in value occurs.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising Expense

Advertising costs are charged to expense as incurred.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 was effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123 (SFAS 123R). SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for public entities that file as small business issuers as of the beginning or the first interim or annual reporting period that begins after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We adopted SFAS 123R on January 1, 2006, the commencement of our first quarter of fiscal 2006.

The Company will apply SFAS 123R using the “modified prospective” method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options issued with an exercise price greater than or equal to the fair value of the underlying stock on the grant date. Accordingly, the adoption of SFAS 123R’s fair-value method may have a significant impact on our reported results of operations. Management is still evaluating the impact of the adoption of SFAS 123R.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2005	2004
Telecommunications equipment	$2,646,212	$2,068,946
Less—accumulated depreciation	283,839	71,325
	$2,362,373	$1,997,621

Depreciation expense was $220,133 and $43,460 for the years ended December 31, 2005 and 2004, respectively.

4. ASSET PURCHASE

Asset Purchase

In January 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to re-certify or re-license such assets by June 30, 2004. The Company agreed to lease the equipment until it completed the purchase. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment was $1,670,000 and 725,000 shares of common stock and the agreement was extended through April 1, 2005. The agreement was further amended on March 15, 2005, at which time the Company completed the purchase. In consideration for the equipment purchased, the Company paid $500,000 in March 2005, issued 725,000 shares of common stock, and issued a promissory note for $1,170,000. The note was subsequently adjusted on May 16, 2005 to reduce the principal amount to $970,000, reflective of unanticipated recertification costs. Under the terms of the promissory note, interest accrues daily at a rate of 8.25% per annum and is payable monthly in arrears. An initial principal payment of $100,000 was paid in 2005. An additional principal payment of $100,000 that was due on December 31, 2005 was extended to and paid on March 31, 2006. The remaining principal amount ($770,000) and any unpaid interest originally payable on the first anniversary of the closing of the purchase, March 15, 2006, has been extended to April 28, 2006.

The Company accounted for this arrangement as a capital lease in accordance with SFAS 13 Accounting for Leases up to March 15, 2005, the date at which the Company completed the purchase.

The Company recorded the present value of the minimum lease payments as an asset of $1,855,835. The future minimum lease payments related to the capital lease was $2,000,000, which included $144,165 related to interest. The Company recorded $23,707 related to interest expense on the capital lease for the year ended December 31, 2005. The Company does not have any minimum sublease rental income related to the capital lease. There were no contingent rentals during the year ended December 31, 2005. The equipment was placed in service in August 2005.

The Company has deemed the May 5, 2004 amendment described above to be a modification of the lease pursuant to SFAS 13. As of May 5, 2004, the balance of the asset and associated capital lease obligation were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the modified agreement and the present balance of the obligation, with no resulting gain or loss recognized. Under certain circumstances, the cash portion of the obligation was convertible into the Company’s common stock, at the lessor’s option. The Company accounted for the conversion feature associated with the capital lease obligation included in the May 2004 amendment pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, whereby the Company measured the beneficial conversion feature on the amendment date, but did not record any charge until the contingencies were resolved. Upon completion of the purchase in March 2005, the conversion feature expired, therefore no charge was recorded. The promissory note does not include a conversion feature.

5. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consisted of the following at December 31, 2005 and 2004:

	2005	2004
Prepaid royalties	$399,899	$150,000
Non-trade receivables	164,472	—
Professional services	121,694
Software	77,436	—
Value added tax	77,043	—
Rent	62,736	—
Insurance	44,610	—
Prepaid call termination charges	44,446	28,756
Maintenance agreement	40,370	—
Equipment rent	—	41,707
Other	13,089	8,407
	$1,045,795	$228,870

Other assets consisted of the following at December 31, 2005 and 2004:

	2005	2004
Rent	$29,522	$—
Call termination charges	21,145	—
Legal deposit	4,540	—
Other	2,065	—
	$57,272	$—

Accrued expenses consisted of the following at December 31, 2005 and 2004:

	2005	2004
Professional fees	$313,897	$573,323
Salary	141,983	167,500
Termination costs	60,924	—
Travel	33,415	107,767
Directors’ fees	20,200	59,346
Interest	17,693	—
Printing	14,655	50,764
Rent	8,514	25,848
VAT payable	—	47,024
Other	16,873	12,771
	$628,154	$1,044,343

6. EQUITY

Stock Incentive Plan

In February 2004 the board of directors adopted the 2004 Stock Incentive Plan (the “Plan”). Under the Plan, the Company may grant incentive stock options, non-statutory stock options and restricted stock which aggregate 6,000,000 shares of the Company’s common stock. The Plan was amended by the Board, on June 3, 2005 to, among other things, increase the number of shares available for options or restricted stock grants from 6,000,000 to 8,000,000. The shareholders of the Company approved the amendment to the Plan on July 14, 2005. The Board has the authority to select the employees, officers, directors, consultants and advisors to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock) of the fair market value of the common stock as of the date of grant and (iv) the duration of the option, which may be up to 10 years or provided that incentive stock options issued to a stockholder owning in excess of 10% of the Company’s common stock, may not have a term of more than five years.

Options for a total of 8,583,000 have been granted under the Plan. On June 30, 2004 two employees terminated their employment with the Company. As a result, 1,500,000 options previously granted were forfeited. Pursuant to an employment agreement, another employee had a contractual right to the grant of the terminated options. The Company therefore treated all options as outstanding at December 31, 2004 for purposes of calculating stock compensation expense. On October 19, 2004, the Company granted 2,000,000 options to purchase common stock to its then newly-appointed chief executive officer. The options had an exercise price of $0.10 per share and were fully vested upon grant. In February 2005 this officer resigned and agreed to relinquish 1,800,000 options in exchange for a right to exercise all or any part of the remaining 200,000 options for a period of 12 months from termination. Between July 7, 2005 and July 14, 2005 the Company issued 1,538,000 stock options to directors and employees at an exercise price of $0.45 per share, 1,525,000 of which were fully vested at the date of grant. The Company has recorded charges to selling, general and administrative expense for the year ended December 31, 2005 of $2,606,138 for the compensation value of these options granted. At December 31, 2005, an additional $13,422 of deferred compensation remains on the accompanying balance sheet that will be amortized over future periods as the underlying stock options vest.

On May 5, 2004, the Company issued 75,000 options to purchase common stock to a director. The options have an exercise price of $0.05 per share and vested in five equal quarterly installments. The Company recorded the difference between the fair market value of the Company’s common stock and the exercise price as deferred compensation and amortized this difference to compensation expense over the vesting period. On July 8, 2005, the director exercised 60,000 options.

Amendment to 2004 Stock Incentive Plan. On December 23, 2005, the Company’s Board of Directors approved an increase, from 8,000,000 to 15,000,000, in the number of shares of common stock authorized under the 2004 Stock Incentive Plan. The increase will be submitted to the Company’s stockholders for their ratification at the next annual meeting.

Information with respect to activity under the Plan is as follows:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price Per Share
Balance at January 1, 2004	—	$—
Options granted	6,325,000	0.10
Options forfeited	(1,500,000)	—
Options exercised	—	—
Balance at December 31, 2004	4,825,000	$0.10
Options granted	2,258,000	0.58
Options forfeited	(1,800,000)	0.10
Options exercised	(60,000)	0.05
Balance at December 31, 2005	5,223,000	$0.31

There were 5,000,000 options vested and exercisable at December 31, 2005. At December 31, 2005, the Company had 2,717,000 options available for future grant.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.05-0.10	2,965,000	3.2	$0.10	2,965,000	$0.10
$0.45	1,913,000	9.5	0.45	1,760,000	0.45
$1.30	345,000	9.9	1.30	275,000	1.30
	5,223,000	6.0	0.31	5,000,000	0.29

Common Stock

On December 23, 2005, the Company granted stock options to purchase 6,350,000 shares of common stock to certain consultants, employees, and directors. All of the stock options have an exercise price of $1.50 per share and an expiration date of December 23, 2015.  The stock options were granted as compensation for consulting, employment or director services, as applicable.  The options will become vested as to 25% of the total number of option shares upon shareholder ratification of the increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan to at least 15,000,000 shares described above. Thereafter, the options will become vested as to an additional 6.25% of the total number of option shares in quarterly installments beginning on September 30, 2006.

As the stock option grants are contingent upon shareholder ratification as described above, they have not been reflected as outstanding as of December 31, 2005.

On May 5, 2004, the Company sold 100,000 shares of common stock to a director at $0.05 per share for total proceeds of $5,000. The Company has recorded the difference between the fair market value of the Company’s common stock and the $0.05 purchase price per share of these shares as compensation expense.

Issuance of Convertible Promissory Notes to Related Party

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan convertible promissory notes in the principal amounts of $125,000 and $50,000 on July 12, 2004 and on August 11, 2004, respectively. Both convertible promissory notes have a one year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share. On August 11, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2005. On December 15, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2006.

7. INCOME TAXES

The Company did not record a provision for federal, state or foreign income taxes for the years ended December 31, 2005 and 2004 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as its realizability is uncertain.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

	2005	2004
Income tax benefit computed at the federal statutory rate	(34)%	(34)%
Foreign rate differential	4%	4%
Non-deductible contributed services	—%	2%
Change in valuation allowances	30%	28%
Total	—%	—%

Significant components of the Company’s net deferred tax assets as of December 31, 2005 and 2004 were as follows:

Deferred tax assets:

	2005	2004
Net operating loss carryforwards	$2,109,000	$—
Foreign loss carryforwards	1,687,000	1,059,941
Deferred tax asset valuation allowance	(3,796,000)	(1,059,941)
Total deferred tax assets	$—	$—

As of December 31, 2005, the Company had U.S. net operating loss carryforwards of approximately $7,100,000, which begin to expire in 2024 for federal purposes. The Company also has gross foreign tax loss carryforwards of approximately $4,100,000 that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain future income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. During the years ended December 31, 2005 and 2004, the valuation allowance increased by $2,736,059 and $1,010,303, respectively.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities.  The amount of any limitation is determined based on the Company’s value and the long-term tax-exempt rate on the date of an ownership change.

8. CONVERTIBLE DEBENTURES

On February 18, 2005 and March 4, 2005, the Company completed a private placement of convertible debentures and warrants to a group of sophisticated institutional and individual investors. In the private placement, the Company sold convertible debentures in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of its common stock, at an exercise price of $1.00 per share. The Company paid placement fees to the placement agent in the aggregate amount of $802,500. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date. As of December 31, 2005, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock. The carrying amount of these notes of $1,533,092 has been charged to additional paid-in-capital as of December 31, 2005.

In connection with the debenture financing transaction, the Company issued a warrant to the placement agent to purchase 802,500 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company determined the value of the warrant to be $184,844 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%. The Company recorded the value of this warrant as deferred financing fees. In addition, the Company paid legal expenses and broker fees of $947,127, which have been recorded as deferred financing fees. The deferred financing fees are being amortized to interest expense using the straight-line method through the maturity date of the debentures. When holders convert their debentures into common stock of the Company, the pro-rata capitalized deferred financing fees are charged to additional paid-in-capital.

The Company also issued 8,400,000 warrants to the investors to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.  The warrants expire five years after the issue date. The Company determined the value of the warrants to be $1,933,108 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 3.9%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%. The Company allocated value to the debt and the warrant based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, resulting in an allocation of $1,596,000 to the warrants. The warrants were recorded as a discount to the debenture and a credit to additional paid-in capital.  This discount is amortized to interest expense using the effective interest rate method through the maturity date of the debentures. When holders convert their debentures into common stock of the Company, the pro-rata capitalized deferred financing fees are charged to additional paid-in-capital. As of December 31, 2005, the unamortized portion of the discount was $875,098.

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

The Company is currently prohibited from paying cash dividends to the holders of common stock under the terms of these convertible debentures. This restriction on the payment of dividends will remain in effect until the debentures are repaid or converted in full.

In March 2005 the Company issued a warrant to purchase 100,000 shares of the Company’s common stock pursuant to a consulting agreement. The warrant is exercisable at $0.45 per share and expires in five years after the date of issuance. The warrant was valued at $29,913 using the Black-Scholes option pricing model using the following assumptions:  risk free interest rate, 4.02%; expected divided yield, 0; expected life, 5 years; and expected volatility, 80%. The Company charged the value of the warrant to selling, general and administrative expense.

Warrant Exercise Agreements.   In October 2005, the Company entered into several Warrant Exercise Agreements with holders of warrants issued in the private placement that closed in the first quarter of 2005. Pursuant to these agreements, the Company issued to these holders new common stock purchase warrants exercisable for a number of shares equal to the number of shares they purchased upon exercise of the warrants issued to them in the private placement. These new warrants have an exercise price of $1.50 per share.  The Company received aggregate proceeds of $3,190,499 in connection with the exercise of the prior warrants, and issued new warrants to purchase an aggregate of 3,190,499 shares of common stock, which expire five years after the issue date. The Company accounted for the induced exercise transaction by comparing the fair value of the consideration received and surrendered, and recording a charge to selling, general and administrative expense of $1,200,199 for the difference. The Company also issued a warrant to purchase 159,525 shares of common stock at $1.50 per share, which expires five years after the issue date, and paid $159,525 in cash to a placement agent who assisted with the transaction.

9. COMMITMENTS AND CONTINGENCIES

Service Agreement

During 2005, the Company entered into a services agreement with Telehouse International Corporation of Europe Limited (Telehouse) and a service agreement with U.S. Colo, LLC for the use of certain equipment and services.

Future minimum service commitments under these agreements for the years ended December 31 are as follows:

2006	$38,258
2007	8,160
$46,418

Services expense, classified as a cost of revenue in the accompanying consolidated statement of operations, under these agreements were $46,581 and $25,617 for the years ended December 31, 2005 and 2004, respectively.

The Telehouse service agreement is also secured by a letter of credit that is personally guaranteed by the Chairman.

Operating Leases

The Company rents approximately 300 square feet in the London facility of Telehouse, a specialty telecommunications hotel and service provider. In addition, the Company also entered into a co-location agreement pursuant to which the Company rents approximately 400 square feet of space at 650 Grand Avenue in Los Angeles, California. During 2005, leases with these entities in Los Angeles, California and London, England expired and new agreements were signed. The London lease requires a minimum payment of approximately $8,500 per month and expires in August 2006. The California lease required minimum rent payments of $3,000 per month for the first three months, $3,500 per month for the second three months, and $4,000 thereafter. Future minimum rents and service commitments described above are expected to total between $4,000 and $6,500 per month. The initial term of the agreement expires in April 2007. The Company recorded $30,500 of rent expense related to the California lease during the year ended December 31, 2005. Commencing in November 2005, the Company established its principal executive offices in New York under a month-to-month tenancy at the rate of approximately $6,500 per month under an agreement with JBC, Inc. Commencing in April 2005, the Company established a new London office location under a new lease for approximately $6,500 per month. Commencing in May 2005, the Company established an office in South Africa under a new lease for approximately $5,400 per month.

Total rent expense for the years ending December 31, 2005 and 2004 were $277,672 and $118,500 respectively.

Future minimum lease commitments for these operating leases for the years ended December 31 are as follows:

2006	$398,030
2007	114,969
$512,999

Credit Facility

Since its inception, the Company has sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders, and debt and equity financings. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as other of the Chairman’s personal assets. The credit facility was established by the Chairman in February 2003 and was first drawn upon by the Chairman in May 2003. Borrowings are payable upon demand. Interest accrues at the bank’s base rate plus 2% for the first $300,000 of borrowings and at the bank’s base rate plus 5% on all additional borrowings. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. At December 31, 2005, the Chairman had drawn approximately $2,385,000 under this facility, of which approximately $262,000 was used to pay expenses incurred and accrued by the Company. Three letters of credit in the aggregate amount of $200,113 have been issued by the lender under the credit facility, of which $28,033 have been issued in favor of vendors to the Company and its affiliates at the request of the Chairman. The standby letters of credit were issued in order to obtain credit from the Company’s vendors. As of December 31, 2005, approximately $615,000 was undrawn and available under the credit facility and $2,385,000 was outstanding. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2006 as and if needed, until such time that the Company raises external capital. In the absence of external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. Although the Company did raise external capital subsequent to December 31, 2005 (see Note 14), there can be no assurances that the Company can continue to raise such capital on acceptable terms, if at all.

The credit facility is secured by certain property in which the Chairman has a beneficial interest. The credit facility was guaranteed by the Company’s wholly-owned subsidiary, Vistula Limited. The Company evaluated the fair value of the guaranty in accordance with Financial Accounting Standards Board Interpretation No. 45 (FIN 45) and determined the value to be immaterial to the financial statements and, as a result, no liability was recorded. This guaranty was released by the financial institution on March 27, 2006.

Employment Agreements

On August 17, 2005, the Company entered into a Consulting Agreement (the “Agreement”) with Executive Management Services Limited (“EMS”) under which EMS agrees to provide the services of Rupert Galliers-Pratt, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, to the Company.  Under the Agreement, Mr. Galliers-Pratt will continue to serve as President and Chief Executive Officer.  The Agreement provides that the Company shall pay EMS annual consulting fees of $240,000 as consideration for these services.

The Agreement has an initial term of two years.  The term of the Agreement shall be automatically extended for additional periods of one year unless either party to the Agreement gives the other party notice of termination of the Agreement prior to the expiration of the then-current term.  The Agreement may be terminated at any time by EMS or the Company.  However, in the event the Company terminates the engagement of EMS without cause, the Company will be required to make severance payments for a period of two years after, and at the consulting fee rate in effect at the time of, such termination and to continue to pay for certain medical and other benefit plans for such period.  Under the Agreement, EMS and Mr. Galliers-Pratt agree to be bound by certain non-competition and non-solicitation provisions, which are effective during the term of the Agreement and for a period of two years after termination of the Agreement.

Rupert Galliers-Pratt has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since the Company’s inception in March 2004.

Distribution and Marketing Agreement

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the Company’s V-Cube™ IP-PBX software platform to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under the distribution and marketing agreement, in consideration for the marketing and distribution rights granted to the Company by NetYantra, the Company has paid NetYantra $400,000 and is required to pay NetYantra fifty percent of certain net revenues which the Company derives from the distribution of the V-Cube™ platform. This amount paid by the Company is creditable against future royalty commitments. Accordingly, the Company recorded this amount as prepaid royalties, and will expense such prepaid amounts as royalties accrue.

In September 2004, NetYantra agreed to extend the payment due date of one of the prepaid royalty amounts. In consideration for this extension, the Company paid NetYantra an additional payment of $25,000 and issued to NetYantra 50,000 shares of the Company’s common stock, valued at $0.45 per share, the fair value of the Company’s common stock on that date. The additional payment of cash and stock is not creditable towards future royalties and was charged to selling, general and administration expense.

In addition, the agreement stated that in the event that the Company’s common stock is quoted or traded on a stock market on or before the first anniversary of the agreement, the Company must also issue to NetYantra shares of the Company’s common stock having a market value of $1,000,000 based on the opening price of the Company’s common stock on the first day of trading (or, at the Company’s option, pay to NetYantra a cash payment of $1,000,000 instead of issuing such shares). On July 21, 2005, public trading in the Company’s common stock began jointly on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service under the trading symbol “VSTL.”  The opening sale was at a price of $2.00 per share. The Company issued 500,000 shares of its common stock to NetYantra in compliance with the agreement. This payment is not creditable toward royalty commitments and as such was charged to selling, general and administration expense.

The Agreement is for an initial term of five years. NetYantra may elect to terminate the exclusivity granted to the Company under the Agreement after a period of two years for any reason.

On March 24, 2006 the Company received a notice from NetYantra India Pvt Ltd. claiming that the Company is in breach of certain provisions of the August 11, 2004 distribution and marketing agreement entered into with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively “NetYantra”). The notice claimed that the Company has not fulfilled certain requirements contained in the agreement as to the training of personnel, recognition of NetYantra as the developer of certain technology, and the forwarding of documentation to NetYantra regarding the licensing and sublicensing of certain technology.  Further, the notice claimed that the Company’s marketing of the consumer VoIP portal product constitutes a breach of the agreement.  We intend to respond to this notice describing the reasons why we believe that we have not breached the agreement.

Service Agreement

On February 15, 2005, the Company entered into a service agreement with IndiGo Securities, LLC (the “placement agent”) for the placing of the Company’s 8% Senior Convertible Debentures (“Debentures”) and warrants to acquire Company common stock described in Note 8. The placement agent received both a cash payment and warrants as described in Note 8 for these services. In addition, the Company engaged the placement agent to perform consulting services commencing March 2005 and continuing for a twelve-month period at the rate of $20,000 per month. See Note 14 regarding a Financial Advisory Agreement that was subsequently entered into with Indigo Ventures LLC on January 27, 2006.

Private Placement Fee

Shortly after the first closing of the private placement described in Note 8, the Company received a letter on behalf of Kevin Dann & Partners (“KDP”), a placement agent that had been retained prior to the Company’s engagement of IndiGo Securities, LLC as placement agent, demanding a placement fee of $227,000. The letter also included a claim that KDP would be entitled to additional fees in the event of future closings. In the Company’s response to this letter, the Company denied any such liability to KDP. On June 5, 2005 the Company entered into a Settlement Agreement with KDP under which the Company paid $25,000 to KDP upon signing of the Settlement Agreement and paid $25,000 on December 9, 2005 in exchange for a full release of all claims against the Company.

Litigation

The Company from time to time may become a party to various legal proceedings arising in the ordinary course of business. Management will evaluate these claims as they arise with the assistance of legal counsel and will make accounting entries and disclosures as appropriate. The Company believes, as of December 31, 2005, there were no material unrecorded liabilities related to any known legal matters.

10. RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2004 certain stockholders contributed services to the Company. Pursuant to Staff Accounting Bulletin Topic 5T (SAB.T.5T), the Company recorded compensation and a corresponding credit to additional paid-in capital of approximately $82,500 for these services during the year ended December 31 2004. There were no contributed services during 2005.

Expenses Paid By Stockholder

During the year ended December 31, 2005, no legal, accounting or operating expenses were paid on behalf of the Company. For the year ended December 31, 2004, pursuant to SAB.T.5T, expenses not expected to be repaid of approximately $181,000 were recorded as expense and charged to additional paid-in capital and expenses that were expected to be repaid of $801,630 which were included in due to stockholder at December 31, 2004 were paid during the year ended 2005. The amounts due to stockholder did not bear interest.

Common Stock

On May 5, 2004, the Company sold 100,000 shares of common stock to a director at $0.05 per share for total proceeds of $5,000. The Company recorded $40,000 as compensation expense based on the difference between the fair market value of the Company’s common stock ($0.45) and the $0.05 purchase price per share of these shares.

On August 17, 2005, the Company entered into a Consulting Agreement (the “Agreement”) with Executive Management Services Limited (“EMS”) under which EMS agrees to provide the services of Rupert Galliers-Pratt, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, to the Company. See Note 9 for further discussion of this Agreement.

On December 7, 2005, the Company issued 100,000 shares of common stock to a stockholder of Vistula Communications Services SA (Pty.) Ltd. for consulting services to be rendered through December 6, 2006. The shares had a fair value of $130,000 based upon the closing price ($1.30) of the Company’s common stock as at December 7, 2005. Consulting services performed during 2005 have been included in selling, general and administrative expense for the year ended December 31, 2005. That amount attributable to 2006 is reflected as prepaid professional services at December 31, 2005.

11. EARNINGS PER SHARE

The following table is the computation of basic and diluted earnings per common share computed in the manner described in Note 2 for the years ended December 31, 2005 and 2004:

	2005	2004
Net loss available for common shares and assumed conversions	$(12,182,002)	$(3,795,276)
Weighted-average basic and diluted shares outstanding	26,822,678	24,233,420
Net loss per common share basic and diluted	$(0.45)	$(0.16)

Options to purchase 5,223,000 and 4,825,000 shares of common stock for the years ended December 31, 2005 and 2004, respectively, have been excluded from the computation of net loss per share as their effect would have been antidilutive. Warrants to exercise 9,462,022 shares for the year ended December 31, 2005 have been excluded from the computation of net loss per share as their effect would have been antidilutive. There were no warrants outstanding for the year ended December 31, 2004. Any shares which may result from the conversion of convertible debt, but have not been converted as of December 31, 2005, have been excluded from the computation of net loss per share as their effect would have been antidilutive.

12. GEOGRAPHIC AND SEGMENT INFORMATION

Financial information by geographic area for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004
Net revenues:
United States	$679,849	$700,946
United Kingdom	119,448	1,356,325
Europe (excluding U.K.) and other	41,160	278,137
	$840,457	$2,335,408
Loss from operations:
United States	$(8,848,036)	$(2,706,742)
United Kingdom	(1,554,581)	(803,064)
Europe (excluding U.K.) and other	(535,677)	(164,682)
	$(10,938,294)	$(3,674,488)
Tangible long-lived assets:
United States	$1,822,753	$1,855,835
United Kingdom	530,768	141,786
Europe (excluding U.K.) and other	8,852	—
	$2,362,373	$1,997,621

The Company is currently managed through one business segment, namely, the Vistula Companies. This includes Vistula Limited, Vistula USA, Inc. and Vistula Communcations Services SA (Pty) Ltd. which are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers. The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers in these locations.  Cardlink has not generated any revenues or incurred significant expenses since being acquired by the Chairman and his immediate family and does not currently represent a business segment.

13. INVESTMENT BANKING AGREEMENT

In October 2003, the Company entered into a service agreement with an investment bank. Pursuant to the agreement, the Company issued 419,406 shares of common stock to the investment bank in lieu of service fees in May 2004. The Company recorded $188,733 as administrative expense upon issuance of these shares in accordance with EITF No. 96-18.

14. SUBSEQUENT EVENTS

On January 5, 2006, the Company entered into an employment agreement with Ian Cope relating to Mr. Cope’s employment as the Company’s chief operations officer.  Under the employment agreement, the Company will pay Mr. Cope an annual base salary of $140,000 and provide him with certain employment related benefits.  In addition, the employment agreement provides that the Company will grant Mr. Cope an incentive stock option to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $1.42 per share; 50,000 of those shares subject to the option will be vested immediately and the remaining 200,000 shares subject to the option will vest in four equal annual installments of 50,000 shares beginning on January 5, 2007.  The option will be subject to the terms and conditions of the Company’s 2004 Amended and Restated Stock Incentive Plan.  The employment agreement also provides that if Mr. Cope is terminated without cause, the Company will be obligated to pay him his base salary for three months.

On January 27, 2006, we entered into a Financial Advisory Agreement (the “Agreement”) with Indigo Ventures LLC (“Indigo”) in which the Company agreed to appoint Indigo as its financial advisor to advise, consult with, and assist in various matters. In consideration for these services, the Company agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation of a significant debt or equity financing from which the Company obtains gross proceeds of at least $5 million.  Also, the Company agreed to issue to Indigo 1,500,000 restricted shares of common stock, which shares will vest upon the earlier of: (i) the closing of a significant acquisition as may be described in a written notice delivered by the Company to Indigo on or after the date of the Agreement, (ii) subject to the approval of the Company’s compensation committee, the closing of another major acquisition or financing transaction on which Indigo provides advice to the Company, (iii) a change of control of the Company, or (iv) January 27, 2007.  The shares the Company is issuing to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one (1) year period beginning on January 27, 2006 and ending on January 27, 2007.  If the Company terminates the Agreement as a result of a material breach of this Agreement by Indigo, the Company will have the right and option to repurchase fifty percent (50%) of all of the then unvested shares at a purchase price of $0.001 per share.

On February 28, 2006, the Company finalized an agreement with Mark Scully resolving matters relating to his cessation of employment as President and Chief Executive Officer of Vistula USA, one of the Company’s wholly owned subsidiaries, on November 2, 2005.  In connection with a mutual release of claims, the Company agreed to pay Mr. Scully $50,000 in severance and issue to him 750,000 shares of our common stock in respect of the exercise of an outstanding option issued under our stock incentive plan.  These 750,000 shares are subject to the Company’s right to repurchase at a price of $1.00 per share through March 31, 2006.

On March 30, 2006 the Company entered into a revolving credit agreement with Indigo Investments LLC that provides for up to $5,000,000 in advances to be available to the Company.  Upon the closing of this credit facility, $1,000,000 was advanced to the Company and an additional $300,000 advance under the credit agreement is expected to be made to the Company on or before April 5, 2006. Additional advances under the credit facility are dependent upon the Company’s accounts receivable balances and adherence to certain covenants as described in the credit agreement.  Outstanding principal under this credit facility bears interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by the Company under the credit agreement.  In addition, the Company is required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.50 per share.  The exercise price of the warrant is subject to adjustment in certain circumstances.

All outstanding principal and interest on the credit facility plus the commitment fee are due and payable on the earlier of (i) September 30, 2006, or (ii) the closing of the sale of a minimum of $6,000,000 of the Company’s equity securities; provided, that, in the event that such a financing closes prior to September 30, 2006, the Company will also be required to pay the lender an early repayment fee equal to 2.25% of the total amount of the credit facility. The rights of the lender under the credit facility are junior to those of the outstanding convertible debentures.

Advances drawn under this agreement are personally guaranteed by the Company’s Chairman and Chief Executive Officer, Rupert Galliers-Pratt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2005, Vitale, Caturano & Company Ltd. resigned as our independent registered public accounting firm.  The reports of Vitale, Caturano & Company Ltd. on our consolidated financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, as disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, Vitale, Caturano & Company Ltd. advised us in connection with the completion of their audit for the fiscal year ended December 31, 2004 that they had identified certain matters involving the operation of our internal controls that they considered to be a material weakness. These matters and our response to these matters are described in “Item 8A. Controls and Procedures” in our Annual Reports on Form 10-KSB for the fiscal years ended December 31, 2005 and December 31, 2004.

During the fiscal years ended December 31, 2003 and 2004, and during the interim period ended December 7, 2005, there were no disagreements with Vitale, Caturano & Company Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to the satisfaction of Vitale, Caturano & Company Ltd., would have caused it to make reference thereto in its reports regarding our consolidated financial statements for such years.

On December 7, 2005, we engaged PKF, Certified Public Accountants, A Professional Corporation, as our independent registered public accounting firm. During the fiscal years ended December 31, 2003 and December 31, 2004 and the subsequent interim period through December 7, 2005, we did not consult with PKF, Certified Public Accountants, A Professional Corporation, regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our consolidated financial statements, or any matter that was the subject of a disagreement with Vitale, Caturano & Company Ltd. or a reportable event as defined in applicable SEC rules.

Vitale, Caturano & Company Ltd. has furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.  A copy of such letter, dated December 12, 2005, has been included as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Moreover, we believe that throughout the 2005 fiscal year, we have allocated significant resources to remediation of the material weakness identified by Vitale, Caturano & Company, Ltd.  In arriving at this conclusion, our management considered the following factors:

•      Vitale, Caturano & Company, Ltd.’s conclusions regarding the presence of a material weakness were based in part on delays they experienced in the communication of information and documentation during the course of their audit, not due to any observed deficiency in our ability to make timely disclosures as required by the Securities and Exchange Commission.

•      Despite the presence of the material weakness, we filed our quarterly reports and our annual report for the 2004 fiscal year within the time periods specified by the Securities and Exchange Commission.

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

Changes in Internal Controls Over Financial Reporting

Our management, in connection with its evaluation of internal controls (with the participation of our principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during our fourth fiscal quarter of 2005 that would have materially affected, or would have been reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On March 30, 2006 we entered into a revolving credit agreement with Indigo Investments LLC that provides for up to $5,000,000 in advances to be available to us.  Upon the closing of this credit facility, $1,000,000 was advanced to us and an additional $300,000 advance under the credit agreement is expected to be made to us on or before April 5, 2006. Additional advances under the credit facility are dependent upon our accounts receivable balances and adherence to certain covenants as described in the credit agreement.  Outstanding principal under this credit facility bears interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by us under the credit agreement.  In addition, we are required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.50 per share.  The exercise price of the warrant is subject to adjustment in certain circumstances.

All outstanding principal and interest on the credit facility plus the commitment fee are due and payable on the earlier of (i) September 30, 2006, or (ii) the closing of the sale of a minimum of $6,000,000 of our equity securities; provided, that, in the event that such a financing closes prior to September 30, 2006, we will also be required to pay the lender an early repayment fee equal to 2.25% of the total amount of the credit facility. The rights of the lender under the credit facility are junior to those of the outstanding convertible debentures.

Advances drawn under this agreement are personally guaranteed by our Chairman and Chief Executive Officer, Rupert Galliers-Pratt.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current directors and executive officers are:

Name	Age	Positions Held
Rupert Galliers-Pratt	54	Chief Executive Officer, President and Chairman of the Board
George R. Vaughn	52	Chief Financial Officer, Assistant Treasurer and Secretary
Ian Cope	56	Chief Operations Officer
Adam Bishop	46	President, Vistula Limited and Vistula USA, Inc.
J. Marcus Payne	57	Director(1)(2)(3)
Anthony Warrender	55	Director(1)(2)(3)

(1)           Member of the Audit Committee

(2)           Member of the Compensation Committee

(3)           Member of the Nominating Committee

Rupert Galliers-Pratt. Mr. Galliers-Pratt has served as chairman of our board of directors since our inception. He served as our President and Chief Executive Officer from our inception until September 1, 2004 and resumed service in those capacities on February 8, 2005. He also serves as chairman of the board of directors of our subsidiaries, Vistula Limited, Vistula USA, Inc., Vistula Communications SA (Pty) Ltd., and Cardlink Services Limited. He was one of the founding shareholders of Vistula Limited, which we acquired in March 2004. Mr. Galliers-Pratt has served as chairman of Vistula Limited since its incorporation in August 2002. From 1996 through July 2002, he was a private investor. From 1992 through 1995, he served as chairman and chief executive officer of Petersburg Long Distance Inc. During that time, Mr. Galliers-Pratt was responsible for establishing ZAO PeterStar, which is the dominant Competitive Local Exchange Carrier in St. Petersburg and Altel, which was the first cellular operator in Kazakhstan. In addition to Petersburg Long Distance Inc., he has served on the board of directors of a number of listed companies in the United Kingdom and the United States including Optical Care (Bermuda) Limited and Symposium Telecom Inc.

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

George R. Vaughn. Mr. Vaughn was appointed interim chief financial officer, assistant treasurer and secretary of VCS on June 30, 2004. Since April 2001, Mr. Vaughn has been President of Vaughn & Associates, P.C., a professional services organization he founded in 1995 that provides interim and part-time chief financial officer, outsourced financial management, and tax advisory services for emerging and established businesses. From 1990 to 1995, Mr. Vaughn was chief financial officer of XRL, Inc., a venture capital-backed manufacturer of semiconductor capital equipment, which was sold in 1995. Mr. Vaughn is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Vaughn has over thirty years of accounting, finance and operations experience. Mr. Vaughn holds a B.S. in Business Administration from Stonehill College.

Ian Cope. On January 5, 2006, our board of directors appointed Ian Cope as our chief operations officer.  Mr. Cope was the chief technical officer at DSLi Corporation since November 2002 where he was responsible for the complete operations of a facilities-based competitive local exchange carrier providing a full range of voice and data services using both traditional circuit switched infrastructure and IP Centrex.  From January 2002 through November 2002, Mr. Cope was a consultant to major internet service providers and incumbent local exchange carriers on broadband access solutions, providing technical direction on the planning and implementation of initiatives.  From January 2001 to December 2001, Mr. Cope was the vice president of engineering for NX Networks, Inc. Mr. Cope has over thirty years experience in the global telecommunications industry.

Adam Bishop.  Mr. Bishop has served as the president and chief executive officer of Vistula Limited, a wholly-owned subsidiary of VCS, since its inception in September 2002 and President and Chief Executive Officer of Vistula USA since November 2005.  Mr. Bishop has significant experience as a senior executive in the international telecommunications industry.  From 1994 to 1996, Mr. Bishop was a senior executive at British Telecom PLC.  From 1997 to December 2001, Mr. Bishop served as the chief executive officer of Telemonde Inc., a provider of international bandwidth and fiber pipes.  Mr. Bishop also served as a director of Symposium Telecom Inc., a U.S. listed telecommunications company.  Mr. Bishop has spent over 20 years in the international telecommunications field.  Mr. Bishop graduated from London University with a degree in Physics.

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

Currently, two of our outside directors, Mr. Warrender and Mr. Payne, serve as members of the Audit Committee, the Compensation Committee and the Nominating Committee. Although the Board of Directors has not determined that any member of the Audit Committee is an “audit committee financial expert,” as defined in the rules adopted by the Securities and Exchange Commission, the Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to discharge the responsibilities of the Audit Committee.

Code of Ethics

The Board has approved and we have adopted a Code of Business Conduct and Ethics (the “Code”), applicable to all of our directors, officers and employees. The Audit Committee is responsible for reviewing and approving or rejecting all requested waivers to the Code, as such waiver(s) may apply to the Company’s Chief Executive Officer, Chairman, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post our Code of Business Conduct and Ethics to our website (http://www.vistula.com) as soon as practicable, and until such time, we undertake to provide any person without charge, upon request, a copy of the Code. Persons interested in obtaining a copy of the Code are directed to send a written request to the Company at the following address: Suite 801, 405 Park Avenue, New York, New York 10022, Attn: Audit Committee.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange

Commission (“SEC”). SEC regulations require executive officers, directors, and greater-than-ten-percent stockholders to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2005, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

We pay our non-employee directors an annual fee of $40,000. The non-employee directors will also receive a fee of $1,000 for any regular or special meeting attended, or $500 for each telephonic meeting in which the director participated, for any meeting in excess of five meetings in any year. The meeting fees for the first five meetings of a year will be included within the annual fee paid to the director.

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

Executive Officer Compensation

Summary Compensation Table

The following table provides summary information concerning the compensation earned by our chief executive officer and our other executive officers for services rendered for the fiscal years ended December 31, 2005 and December 31, 2004.

					Long-Term
					Compensation (6)
		Annual Compensation			Securities
Name and Principal Position	Year	Salary($)		Bonus($)	Underlying Options(#)
Rupert Galliers-Pratt	2005	$240,000		$98,005	650,000
President, Chief Executive Officer and Chairman of the Board of Directors	2004	0		0	0
George R. Vaughn	2005	194,619	(3a)	0	50,000
Chief Financial Officer, Assistant Treasurer and Secretary	2004	54,809	(3b)	0	0
Adam Bishop	2005	180,000		127,859	500,000
President, Vistula Limited	2004	27,500	(4)	0	0
Mark Scully	2005	100,909		0	0
President, Vistula USA, Inc.	2004	120,000	(5)	0	2,750,000	(5)
Christopher S. Burke (1)	2005	0		0	0
President and Chief Executive Officer	2004	0		0	2,000,000	(2)

(1)           Resigned effective February 8, 2005.

(2)           Represents shares of our common stock issuable upon exercise of options as at December 31, 2004. Subsequent to December 31, 2004, Mr. Burke forfeited options to purchase 1.8 million shares of our common stock in connection with his resignation. Subsequent to December 31, 2005, Mr. Burke forfeited the remaining options to purchase 200,000 shares of our common stock in connection with his resignation.

(3)           Represents amounts earned by Vaughn & Associates, P.C. in their capacity of providing multiple personnel to perform outsourced accounting services for the Company. Amounts paid during (a) 2005 ($188,338) were paid to Vaughn & Associates, P.C. and not to Mr. Vaughn personally. The remaining amount earned ($6,281) represents amounts accrued, but not paid; and (b) 2004 ($22,621)

were paid to Vaughn & Associates, P.C. and not to Mr. Vaughn personally. The remaining amount earned ($32,188) represents amounts accrued, but not paid.

(4)           Represents cash payments made in 2004 of $27,500. In 2004, Mr. Bishop contributed $82,500 in services for which he was not paid.

(5)           Represents amounts accrued, but not paid. See Note 14 regarding our subsequent agreement dated February 28, 2006 with Mr. Scully.

(6)           Excludes stock options granted in December 2005 that are subject to stockholder approval of an increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan as described below.

Option grants in last fiscal year

	Individual Grants(2)
Name	Number of securities underlying options granted (#)	% of total options granted to employees in fiscal year	Exercise or base price ($ /share)	Expiration date
Rupert Galliers-Pratt(1)	650,000	32.4%	$0.45	July 7, 2015
George R. Vaughn	50,000	2.5%	$0.45	July 7, 2015
Adam Bishop	500,000	24.9%	$0.45	July 7, 2015
Anthony Warrender	225,000	11.2%	$0.45	July 7, 2015
J. Marcus Payne	150,000	7.5%	$0.45	July 7, 2015

(1)           Shares granted to Executive Management Services Limited, the entity which our Chairman and Chief Executive Officer is contracted through for consulting services.

(2)           Excludes stock options granted in December 2005 that are subject to stockholder approval of an increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan as described below.

Fiscal year-end option table. The following table sets forth certain information regarding stock options held as of December 31, 2005 by the executive officers named in the summary compensation table.

The value of unexercised in-the-money options is based on a price of $1.42 per share, the fair market value of our stock on December 30, 2005, minus the per share exercise price, multiplied by the number of shares underlying the option. Actual gains, if any, will depend on the value of the common stock on the date of the sale of the shares.

Aggregated option exercises in last fiscal year and fiscal year-end option values

	Shares acquired on	Value	Number of securities underlying unexercised options at fiscal year-end(4)		Value of unexercised in-the-money options at fiscal year-end
Name	Exercise	realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)
Rupert Galliers-Pratt(1)	—	—	650,000	—	$630,500	—
George R. Vaughn	—	—	50,000	—	$48,500	—
Adam Bishop	—	—	500,000	—	$485,000	—
Mark Scully(2)	—	—	2,750,000	—	$3,630,000	—
Christopher Burke(3)	—	—	200,000	—	$264,000	—

(1)       Shares granted to Executive Management Services Limited, the entity which our Chairman and Chief Executive Officer is contracted through for consulting services.

(2)       Mr. Scully was terminated as of November 2, 2005. See Note 14 regarding our subsequent agreement dated February 28, 2006 with Mr. Scully.

(3)       Mr. Burke’s options were forfeited on February 8, 2006.

(4)       Excludes stock options granted in December 2005 that are subject to stockholder approval of an increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan as described below.

On December 23, 2005, the Company granted stock options to purchase 6,350,000 shares of common stock to certain consultants, employees and directors as set forth below. All of the stock options have an exercise price of $1.50 per share and an expiration date of December 23, 2015.  The stock options were granted as compensation for consulting, employment or director services, as applicable.  The options will become vested as to 25% of the total number of option shares upon shareholder ratification of the increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan to at least 15,000,000. Thereafter, the options will become vested as to an additional 6.25% of the total number of option shares in quarterly installments beginning on September 30, 2006.  As the stock option grants are contingent upon shareholder ratification as described above, they have not been reflected as outstanding as of December 31, 2005.

Options to purchase common stock were granted to the persons and in the amounts that follow:

Employee, Consultant or Director	Shares

Adam Bishop	750,000
Ian Cope	250,000
Olympic Corporate Holdings Limited	500,000
Nick Topham	250,000
George R. Vaughn	100,000
Executive Management Services Limited	4,000,000
Anthony Warrender	250,000
J. Marcus Payne	250,000

J. Marcus Payne, one of our directors, is a director of Olympic Corporate Holdings Limited.  Rupert Galliers-Pratt, our Chairman, President and Chief Executive Officer, holds indirect voting and investment control over shares held by Executive Management Services Limited.

Employment Agreements

On August 17, 2005, the Company entered into a Consulting Agreement (the “Agreement”) with Executive Management Services Limited (“EMS”) under which EMS agrees to provide the services of Rupert Galliers-Pratt, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, to the Company.  Under the Agreement, Mr. Galliers-Pratt will continue to serve as the Company’s President and Chief Executive Officer.  The Agreement provides that the Company shall pay EMS annual consulting fees of $240,000 as consideration for these services.

The Agreement has an initial term of two years.  The term of the Agreement shall be automatically extended for additional periods of one year unless either party to the Agreement gives the other party notice of termination of the Agreement prior to the expiration of the then-current term.  The Agreement may be terminated at any time by EMS or the Company.  However, in the event the Company terminates the engagement of EMS without cause, the Company will be required to make severance payments for a period of two years after, and at the consulting fee rate in effect at the time of, such termination and to continue to pay for certain medical and other benefit plans for such period.  Under the Agreement, EMS and Mr. Galliers-Pratt agree to be bound by certain non-competition and non-solicitation provisions, which are effective during the term of the Agreement and for a period of two years after termination of the Agreement.

Rupert Galliers-Pratt has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since the Company’s inception in March 2004.

On January 5, 2006, the Company entered into an employment agreement with Ian Cope relating to Mr. Cope’s employment as the Company’s chief operations officer.  Under the employment agreement, the Company will pay Mr. Cope an annual base salary of $140,000 and provide him with certain employment related benefits.  In addition, the employment agreement provides that the Company will grant Mr. Cope an incentive stock option to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $1.42 per share; 50,000 of those shares subject to the option will be vested immediately and the remaining 200,000 shares subject to the option will vest in four equal annual installments of 50,000 shares beginning on January 5, 2007.  The option will be subject to the terms and conditions of the Company’s 2004 Amended and Restated Stock Incentive Plan.  The employment agreement also provides that if Mr. Cope is terminated without cause, the Company will be obligated to pay him his base salary for three months.

On January 1, 2004, the Company entered into an employment agreement with Mark Scully, the president of Vistula USA and one of the Company’s named executive officers. The employment agreement was amended and restated on May 5, 2004. The amended and restated employment agreement had a term of 18 months. The terms of his employment agreement provide that Mr. Scully would receive a base salary at a monthly rate of $10,000 and he would be entitled to an annual bonus based on Vistula USA meeting certain performance milestones based on its gross profit margin. Mr. Scully was also entitled to receive a severance payment equal to six months of base salary if he is terminated without cause by Vistula USA. No bonus has been paid to Mr. Scully under the terms of this agreement. As of November 2, 2005, the employment agreement with Mr. Scully had been terminated.  See Note 14 regarding our subsequent agreement dated February 28, 2006 with Mr. Scully.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on March 22, 2006, there were issued and outstanding 32,664,898 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of March 22, 2006 by:

•      Each person known by us to be the beneficial owner of more than five percent of our common stock;

•      Each of our directors;

•      Each executive officer named in the summary compensation table (including one former executive officer); and

•      All of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares beneficially owned include shares that may be purchased through the exercise of options that vest within 60 days of March 22, 2006.

	Shares Beneficially Owned
Name/Address of Beneficial Owner	Number(9)	Percent
Rupert Galliers-Pratt(1) Mawley Hall, Cleobury Mortimer Worcestershire, DY14 8PN, United Kingdom;	13,560,000	40.8%

Executive Management Services Limited(2) Palm Chambers No.4 Fishlock Road Road Town Tortola, British Virgin Islands	9,150,000	27.5%

Oneta Associates, Inc. The Pasea Estate Road Town Tortola, British Virgin Islands	5,450,000	16.7%

Gryphon Master Fund L.P.(10) 100 Crescent Court Suite 490 Dallas, Texas 75201	3,333,650	9.5%

Mark Scully(3) 859 Ophir Peak Road Incline Village, Nevada 89451	750,000	2.3%

Adam Bishop(4) 44 Kenilworth Road London W1H 6LT, United Kingdom	1,000,000	3.0%

J. Marcus Payne(5) 5315 N. Clark Street Chicago, Illinois 60640	325,000	1.0%

Anthony Warrender(6) 4392 Carrington Road Markham, Virginia 22643	400,000	1.2%

Little Wing, L.P./Parker L. Quillen(7) c/o Quilcap Corp. 145 E. 57th Street, 10th Floor New York, NY 10022	2,714,866	7.9%

George R. Vaughn(8) 639 Granite Street Braintree, MA 02184	50,000	*

All current directors and executive officers as a group (5 persons)	15,335,000	44.8%

*              Indicates less than 1%

(1)           Includes 8,500,000 shares held by Executive Management Services Limited (“EMS”) and 650,000 shares that may be purchased upon the exercise of options held by EMS. Mr. Galliers-Pratt has indirect voting and investment power with respect to these shares. Also includes an aggregate of 3,780,000 shares held of record by certain family members of Mr. Galliers-Pratt. Mr. Galliers-Pratt is our chairman, president and chief executive officer.

(2)           Includes 650,000 shares that may be purchased upon the exercise of options.

(3)           Mr. Scully was the president of our wholly owned subsidiary, Vistula USA, Inc., through November 2, 2005, at which time employment was terminated. In connection with a mutual release of claims, we issued to him 750,000 shares of our common stock in respect of the exercise of an outstanding option issued under our stock incentive plan.  These 750,000 shares are subject to our right to repurchase at a price of $1.00 per share through March 31, 2006.

(4)           Mr. Bishop is the president of our wholly owned subsidiaries Vistula Limited and Vistula USA, Inc.

(5)           Represents shares held by Olympic Corporate Holdings Limited of which Mr. Payne is a director. Includes 150,000 shares that may be purchased through the exercise of options held by Mr. Payne. Mr. Payne is a member of our board of directors.

(6)           Includes 240,000 shares that may be purchased through the exercise of options held by Mr. Warrender. Mr. Warrender is a member of our board of directors.

(7)           Information is based on our internal records and a Schedule 13G filed by Little Wing, L.P. with the Securities and Exchange Commission on November 7, 2005. Includes shares beneficially owned by Tradewinds Fund Ltd., an entity affiliated with Little Wing, L.P.

(8)           Mr. Vaughn is our Chief Financial Officer, Assistant Treasurer and Secretary.

(9)           Excludes stock options granted in December 2005 that are subject to stockholder approval of an increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan as described below.

(10)         Information is based on our internal records and a Schedule 13G/A filed by Gryphon Master Fund L.P. with the Securities and Exchange Commission on December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	5,223,000	$0.31	2,717,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,223,000	$0.31	2,717,000

Excludes stock options granted in December 2005 that are subject to stockholder approval of an increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan as described above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

One of our subsidiaries, Vistula Limited, had agreed to unconditionally guarantee the obligations of one of our principal stockholders under a credit facility established in the name of the stockholder. For more information, see “PART II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.”  This guaranty was released by the financial institution on March 27, 2006.

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

On August 11, 2005, we extended the convertible promissory note dated July 12, 2004, in the principal amount of $125,000 and the convertible promissory note dated August 11, 2004, in the principal amount of $50,000 issued by the Company, with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is our chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt, to December 31, 2005. On December 15, 2005, these two notes were extended to June 30, 2006. These notes accrue interest at the rate of 7% per annum and are convertible into shares of our common stock at the price of $1.50 per share.

On December 7, 2005, the Company issued 100,000 shares of common stock to a stockholder of Vistula Communications Services SA (Pty.) Ltd. for consulting services to be rendered through December 6, 2006.  The shares had a fair value of $130,000 based upon the closing price ($1.30) of the Company’s common stock as at December 7, 2005.  Consulting services performed during 2005 have been included in selling, general and administrative expense for the year ended December 31, 2005.  That amount attributable to 2006 is reflected as prepaid professional services at December 31, 2005.

ITEM 13. EXHIBITS

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
2.1	Asset Purchase Agreement, dated as of January 5, 2004, by and between VCS, Inc. and MRS Partners LLC.		Form 10-SB	May 12, 2004	2.1
2.2	Amendment and Indemnification Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., MRS Partners LLC and Manuel Vierra, Pepper Snyder, Steven Ziswasser, Seymour Ziswasser, and Kirk Rossman.		Form 10-SB	May 12, 2004	2.2
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on September 22, 2003.		Form 10-SB	May 12, 2004	3.1
3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 2004.		Form 10-SB	May 12, 2004	3.2
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 4, 2004.		Form 10-SB	May 12, 2004	3.3
3.4	Bylaws adopted on September 22, 2003.		Form 10-SB	May 12, 2004	3.4
3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 20, 2004.		Form 10-SB/A	August 31, 2004	3.5
10.2*	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Mark Scully.		Form 10-SB	May 12, 2004	10.2
10.3*	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Eric Pomeroy.		Form 10-SB	May 12, 2004	10.3
10.4 *	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Edward DeMent.		Form 10-SB	May 12, 2004	10.4
10.5*	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Mark Scully.		Form 10-SB	May 12, 2004	10.5
10.6*	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Edward DeMent.		Form 10-SB	May 12, 2004	10.6
10.7*	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Eric Pomeroy.		Form 10-SB	May 12, 2004	10.7
10.8	Telehouse FM Services Agreement, dated as of September 3, 2003, by and between Vistula Limited and Telehouse International Corporation of Europe Limited.		Form 10-SB/A	August 31, 2004	10.8

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.9	Preferred Partner Agreement, dated as of December 16, 2003, by and between Vistula Limited and Telstra Europe Limited.		Form 10-SB	May 12, 2004	10.9
10.10	Resale Agreement, dated as of September 4, 2003, by and between Vistula Limited and Telstra Europe Limited.		Form 10-SB	May 12, 2004	10.10
10.11	Reciprocal International Telecommunications Services Carrier Agreement, dated as of January 20, 2004, by and between Vistula Limited and SwissFone Inc.		Form 10-SB	May 12, 2004	10.11
10.12	Service Agreement, dated as of September 1, 2003, by and between Vistula Limited and iBasis Global, Inc.		Form 10-SB	May 12, 2004	10.12
10.13	Qwest Wholesale Services Agreement, dated as of February 27, 2004, by and between Vistula Limited and Qwest Communications Corporation.		Form 10-SB	May 12, 2004	10.13
10.14	Reciprocal Telecommunications Services Agreement, dated as of January 23, 2004, by and between Vistula Limited and Teleglobe International Ltd.		Form 10-SB	May 12, 2004	10.14
10.15	Primus Telecommunications Limited Carrier Services Agreement, dated as of February 16, 2004, by and between Vistula Limited and Primus Telecommunications Limited.		Form 10-SB	May 12, 2004	10.15
10.16	Reciprocal Telecommunications Services Agreement, dated as of December 2, 2002, by and between Vistula Limited and Bharti Telesonic Ltd.		Form 10-SB	May 12, 2004	10.16
10.17	International Switched Telecommunications Services Agreement, dated as of August 8, 2003, by and between Vistula Limited and Elitetele SA.		Form 10-SB	May 12, 2004	10.17
10.18	Global IP Network Service Agreement, dated as of February 10, 2004, by and between Vistula Limited and NTT Europe Ltd.		Form 10-SB	May 12, 2004	10.18
10.19	Reciprocal International Carrier Service Agreement, dated as of April 15, 2004, by and between Vistula Limited and KDDI America, Inc.		Form 10-SB	May 12, 2004	10.19
10.20	Distribution and Marketing Agreement, dated as of August 11, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.		Form 10-SB/A	August 31, 2004	10.20
10.21	Amended and Restated Note Subscription Agreement, dated as of August 11, 2004, by and between J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt and Vistula Communications Services, Inc.		Form 10-SB/A	August 31, 2004	10.21
10.22	Convertible Promissory Note, dated as of July 12, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $125,000.		Form 10-SB/A	August 31, 2004	10.22

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.23	Convertible Promissory Note, dated as of August 11, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $50,000.		Form 10-SB/A	August 31, 2004	10.23
10.24	Letter Agreement, dated September 9, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.		Form 10-QSB	November 19, 2004	10.13
10.25	Securities Purchase Agreement dated February 18, 2005 by and among Vistula Communications Services, Inc. and Bushido Capital Master Fund, L.P., Oxford Capital Management, LLC, Stratford Partners, L.P., Gryphon Master Fund, L.P., Little Wing, L.P., Gamma Opportunity Capital Partners L.P., GSSF Master Fund, L.P., Tradewinds Fund Ltd., Professional Traders Fund, LLC DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd., Michael S. Urban and Sherry Urban, Murray Chernick, Scott A. Craven, Valor Capital Management, LP, Keith Barksdale, and Edward Neugeboren.		Form 8-K	February 25, 2005	10.1
10.26	Form of 8% Convertible Debenture		Form 8-K	February 25, 2005	4.1
10.27	Form of Common Stock Purchase Warrant		Form 8-K	February 25, 2005	4.2
10.28	Registration Rights Agreement dated February 18, 2005 by and among Vistula Communications Services, Inc. and Bushido Capital Master Fund, L.P., Oxford Capital Management, LLC, Stratford Partners, L.P., Gryphon Master Fund, L.P., Little Wing, L.P., Gamma Opportunity Capital Partners L.P., GSSF Master Fund, L.P., Tradewinds Fund Ltd., Professional Traders Fund, LLC DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd., Michael S. Urban and Sherry Urban, Murray Chernick, Scott A. Craven, Valor Capital Management, LP, Keith Barksdale, and Edward Neugeboren.		Form 8-K	February 25, 2005	10.2
10.29	Placement Agent Agreement dated February 15, 2005 by and between Vistula Communications Services, Inc. and IndiGo Securities, LLC.		Form 8-K	February 25, 2005	10.3

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.30

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

			Form 8-K	February 25, 2005	10.4
10.31	Second Amendment to Asset Purchase Agreement dated as of March 15, 2005, by and between Vistula Communications Services, Inc., MRS Partners LLC, Manuel Vierra, Pepper Snyder, Steven Ziswassser, Seymour Ziswasser and Kirk Rossman.		Form 8-K	March 21, 2005	10.1
10.32	Promissory note issued on March 15, 2005 by Vistula Communications Services, Inc. to MRS Partners LLC.		Form 8-K	May 23, 2005	4.1
10.33	Distribution and Marketing Agreement by and between Vistula Communications Services, Inc. and Telstra Europe Limited dated as of April 1, 2005.		Form 8-K	April 4, 2004	10.1
10.34*	Vistula Communications Services, Inc. Amended and Restated 2004 Stock Incentive Plan.		Form 10-QSB	August 15, 2005	10.1
10.35*	Consulting Agreement dated August 17, 2005 with Executive Management Services Limited.		Form 8-K	August 18, 2005	10.1
10.36	Form of Warrant Exercise Agreement.		Form 8-K	October 7, 2005	4.1
10.37	Form of Warrant.		Form 8-K	October 7, 2005	10.1
10.38	Registration Rights Agreement dated October 3, 2005.		Form 8-K	October 7, 2005	10.2
10.39	Consultant, Representative and Professional Services Agreement dated December 13, 2005 with Quest Telecommunications, Inc.		Form 8-K	December 19, 2005	10.1
10.40*	Employment Agreement with Ian Cope dated January 5, 2006.		Form 8-K	January 10, 2006	10.1
10.41	Financial Advisory Agreement with Indigo Ventures LLC dated January 27, 2006.		Form 8-K	January 31, 2006	10.1
10.42	Subscription Agreement by and between Vistula Communications Services, Inc. and Indigo Investments I LLC dated March 30, 2006.	X

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.43	Loan and Security Agreement by and between Vistula Communications Services, Inc. and Indigo Investments I LLC dated as of March 30, 2006.	X
10.44	Revolving Loan Note issued by Vistula Communications Services, Inc. to Indigo Investments I LLC on March 30, 2006.	X
10.45	Common Stock Purchase Warrant issued by Vistula Communications Services, Inc. to Indigo Investments I LLC on March 30, 2006.	X
21.1	List of Subsidiaries of the Registrant.		Form SB-2	December 30, 2005	21.1
23.1	Consent of PKF, Certified Public Accountants, A Professional Corporation	X
23.2	Consent of Vitale, Caturano & Company, Ltd.	X
31.1	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
31.2	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
32.1

Certification by Rupert Galliers-Pratt pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.

X
32.2

Certification by George R. Vaughn pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.

X

* Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by our prior principal accountant Vitale, Caturano & Company, Ltd. (“Vitale”) and our successor accountant, PKF, Certified Public Accountants, A Professional Corporation (“PKF”), for the years ended December 31, 2005 and December 31, 2004, were:

	2005	2004
Audit, PKF	$85,000	$—
Audit, Vitale	74,964	98,000

Audit Related, Vitale	18,802	39,000
Tax	—	—
All Other	—	—
Total	$178,766	$137,000

The Audit fees for the years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory audits and reviews.

The Audit Related fees for the years ended December 31, 2005 and 2004 were for professional services rendered in connection with consents and assistance with review of registration statements filed with the Securities and Exchange Commission (“SEC”), for consultations concerning financial accounting and reporting standards, and audits of business combinations.

The percentage of hours expended by PKF, Certified Public Accountants, A Professional Corporation (for 2005) and Vitale, Caturano & Company, Ltd.’s (for 2004) to audit our financial statements that were performed by other than each respective firm’s full-time permanent employees did not exceed 50%.

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

None of the services provided by our independent registered public accounting firm for the year ended December 31, 2005 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTULA COMMUNICATIONS SERVICES, INC.
By:
/s/ Rupert Galliers-Pratt
Rupert Galliers-Pratt Title: President, Chief Executive Officer and Chairman of the Board of Directors
Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Rupert Galliers-Pratt
Rupert Galliers-Pratt Title: President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date: March 31, 2006
By:
/s/ George R. Vaughn
George R. Vaughn Title: Chief Financial Officer (principal financial and accounting officer)
Date: March 31, 2006
By:
/s/ J. Marcus Payne
J. Marcus Payne Title: Director
Date: March 31, 2006
By:
/s/ Anthony Warrender
Anthony Warrender Title: Director
Date: March 31, 2006