Form 10QSB
period 2006-03-31
Vistula Communications Services, Inc.
filed 2006-05-22
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

(212) 317-8900
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes   ☒          No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchage Act) Yes   ☐         No   ☒

As of May 18, 2006, there were 34,164,898 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one):         Yes   ☐       No    ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED MARCH 31, 2006

Facing Page

Table of Contents

PART I.	FINANCIAL INFORMATION(*):

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations for the Three Months ended March 31, 2006 and March 31, 2005 (unaudited)

Consolidated Statements of Stockholders’ Deficit for the Three Months ended March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and March 31, 2005 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 5.	Other Events

Item 6.	Exhibits

SIGNATURES

(*)           All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at December 31, 2005, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of December 31, 2005 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-KSB (File No. 000-50758), which was filed with the Securities and Exchange Commission on March 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Balance Sheets as of March 31, 2006 and
December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$221,334	$553,127
Accounts receivable	131,440	130,748
Prepaid expenses and other current assets	692,441	1,045,795
Total current assets	1,045,215	1,729,670

Property and equipment, net	2,294,496	2,362,373
Deferred financing costs	542,926	613,742
Other assets	57,905	57,272
Total Assets	$3,940,542	$4,763,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$694,296	$398,841
Accrued expenses	657,529	628,154
Convertible promissory note to related party	175,000	175,000
Notes payable	1,770,000	870,000
Total current liabilities	3,296,825	2,071,995
Convertible debentures	5,523,783	5,424,902
Total liabilities	8,820,608	7,496,897

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,164,898 and 31,914,898 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	34,164	31,914
Additional paid-in capital	15,992,171	13,975,077
Deferred compensation	—	(13,422)
Accumulated deficit	(20,764,776)	(16,576,999)
Cumulative translation adjustment	(141,625)	(150,410)

Total stockholders’ deficit	(4,880,066)	(2,733,840)

Total Liabilities and Stockholders’ Deficit	$3,940,542	$4,763,057

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC
Consolidated Statements of Operations for the
Three Months ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Net revenues	$319,419	$122,198

Cost of revenues	351,513	188,269

Gross margin (loss)	(32,094)	(66,071)

Selling, general and administrative expenses	3,840,580	1,183,105

Loss from operations	(3,872,674)	(1,249,176)

Interest expense, net	(315,103)	(161,743)

Net loss	$(4,187,777)	$(1,410,919)

Weighted-average basic and diluted shares outstanding	33,339,898	24,591,350

Basic and diluted net loss per common share	$(0.13)	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Stockholders’ Deficit for the
Three Months ended March 31, 2006
(unaudited)

			Additional			Cumulative	Total
	Common Stock		Paid-in	Deferred	Accumulated	Translation	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Adjustment	Deficit	Loss
Balance, December 31, 2005	31,914,898	$31,914	$13,975,077	$(13,422)	$(16,576,999)	$(150,410)	$(2,733,840)
Application of deferred compensation against additional paid-in capital			(13,422)	13,422
Issuance of common stock	1,500,000	1,500	1,873,500				1,875,000
Exercise of stock options	750,000	750	74,250				75,000
Issuance of stock options			82,766				82,766
Net loss					(4,187,777)		(4,187,777)	$(4,187,777)
Change in cumulative translation adjustment						8,785	8,785	8,785
Balance, March 31, 2006	34,164,898	$34,164	$15,992,171	$—	$(20,764,776)	$(141,625)	$(4,880,066)	$(4,178,992)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC
Consolidated Statements of Cash Flows for the
Three Months ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,187,777)	$(1,410,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	128,865	12,243
Non-cash expense pursuant to financial advisory agreement	1,875,000	—
Non-cash compensation expense	82,766	198,500
Non-cash interest expense	169,697	100,096
Issuance of stock options pursuant to consulting agreement	—	29,913
Company expenses paid by stockholder recorded as due to stockholder	75,000	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(692)	17,011
Prepaid expenses and other current assets	352,721	(23,114)
Increase (decrease) in:
Accounts payable	295,455	(299,709)
Accrued expenses	29,375	(574,953)
Net cash used in operating activities	(1,179,590)	(1,950,932)

Cash flows from investing activities:
Purchases of property and equipment	(55,010)	(18,333)
Net cash used in investing activities	(55,010)	(18,333)

Cash flows from financing activities:
Proceeds from revolving credit agreement	1,000,000	—
Proceeds from exercise of stock options	75,000	—
Payment on notes payable	(100,000)	—
Payments on due to stockholder	(75,000)	(801,630)
Settlement of capital lease obligation	—	(500,000)
Increase in restricted cash	—	(200,020)
Proceeds from issuance of convertible debentures and warrants, net of deferred financing costs	—	7,468,427
Net cash provided by financing activities	900,000	5,966,777

Effect of exchange rates on cash	2,807	16,041

Net (decrease) increase in cash and cash equivalents	(331,793)	4,013,553
Cash and cash equivalents, beginning of period	553,127	3,221

Cash and cash equivalents, end of period	$221,334	$4,016,774

Supplemental disclosure of cash flow information:

Cash paid for interest	$149,838	$61,600

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:

Issuance of common stock pursuant to financial advisory agreement	$1,875,000	$—

Issuance of common stock pursuant to capital lease obligation	$—	$324,874

Issuance of note payable pursuant to capital lease obligation	$—	$1,170,000

Issuance of common stock warrants in connection with convertible debenture financing	$—	$184,844

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Vistula Communications Services, Inc. (“Vistula” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements for the fiscal year ended December 31, 2005 and the footnotes thereto. Those audited financial statements are included in the Company’s Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission (SEC) on March 31, 2006.

The Company uses the United States dollar as its reporting currency. The British pound is the functional currency of its wholly-owned subsidiary, Vistula Limited. The South African rand is the functional currency of its 60% owned subsidiary, Vistula Communications Services SA (Pty) Ltd. Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which are in effect during the period. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ deficit in the consolidated balance sheet. Transaction gains (losses) were immaterial for the three-month periods ended March 31, 2006 and March 31, 2005.

In the event that the Company is not successful in implementing its business plan, or does not raise third-party capital, the Company will have to curtail certain expenditures, seek additional financing from one of its principal stockholders, or both in order to sustain operations. One of the Company’s principal stockholders has historically provided working capital advances and has caused a lender to issue letters of credit in favor of certain vendors. While the stockholder is not obligated to provide these working capital advances to the Company or to cause a lender to issue standby letters of credit in favor of its vendors, the Company expects that the stockholder will continue to provide funds for operations in 2006, as and if needed, until such time that the Company’s operations are self-sustaining or the Company raises additional external capital, as the case may be. As described in Note 10, in March 2006 and April 2006 the Company received a total of $1.25 million in net proceeds under a revolving credit agreement. As described in Note 15, in May 2006 the Company received net proceeds of approximately $15.2 million from the sale of units, each unit consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock.

The report of independent registered public accounting firm on the Company’s audited consolidated financial statements as of December 31, 2005 and for the year then ended included a discussion on the Company’s ability to continue as a going concern. The consolidated financial statements shown for the period ended March 31, 2006, have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,187,777 for the period ended March 31, 2006 and had an accumulated deficit of $20,764,776 at March 31, 2006. Further, the Company had cash of $221,334 and a working capital deficit at March 31, 2006 of $2,251,610. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

Certain amounts from the three-month period ended March 31, 2005 have been reclassified to conform with the current presentation.

(2)           Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first three months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

Prior to January 1, 2006, consistent with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Company recorded deferred compensation in the stockholders’ deficit section of the consolidated balance sheet when stock options were granted at an exercise price that was less than the fair value of the underlying common stock at the date of grant. These amounts were recognized as stock-based compensation expense over the vesting period. Effective January 1, 2006, as provided in SFAS 123R, the Company has reversed the unamortized deferred compensation for the unvested portions of stock option grants awarded prior to the effective date of SFAS 123R, applying the balance to additional paid-in capital.

Stock Incentive Plan.   In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the “Plan”). The Plan initially covered 6,000,000 shares of the Company’s common stock issuable upon exercise of incentive stock options and non-statutory stock options and in connection with grants of restricted stock. The Plan was amended by the Board on June 3, 2005 to, among other things, increase the number of shares available for options or restricted stock grants from 6,000,000 to 8,000,000. The shareholders of the Company approved the amendment to the Plan on July 14, 2005. On December 23, 2005, the board of directors approved an increase, from 8,000,000 to 15,000,000, in the number of shares of common stock authorized under the Plan and on April 11 and 12, 2006 the board of directors approved an additional increase, from 15,000,000 to 18,000,000, in the number of shares of common stock authorized under the Plan. These increases will be submitted to the Company’s stockholders for their ratification at the next annual meeting.

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

As a result of the January 1, 2006 adoption of SFAS 123R and stock compensation expense related to options granted to non-employees, the Company recognized $82,766 in stock-based compensation expense for the three months ended March 31, 2006.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123R in the first quarter of 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
Net loss as reported	$(1,410,919)
Add: Stock compensation expense included in net loss	198,500
Deduct: Stock compensation expense determined under fair value based method	(241,458)
Pro-forma net loss	$(1,453,877)

Basic and diluted net loss per share:
As reported	$(0.06)
Pro-forma	$(0.06)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2006	2005
Volatility	80%	80%
Risk-free interest rate	4.45%	3.95%
Expected life (years)	5	5
Dividend	None	None

Volatility is determined based on the Company’s estimate of fluctuation in its common stock price and its review of comparable public company data due to the limited amount of time that the Company’s common stock has been publicly traded. The expected life of stock options granted is based on the Company’s estimate of when options will be exercised in the future as there have been limited stock option exercises to date. The expected life is generally applied to one group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of March 31, 2006 as the Company believes that forfeitures to date are not representative of likely future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $0.95. There were no options granted during the three months ended March 31, 2005.

A summary of stock option activity as of March 31, 2006, and changes during the three-month period then ended, is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,153,000	$0.31
Granted	250,000	$1.42
Forfeited	(2,200,000)	$0.10
Exercised	(750,000)	$0.10
Outstanding at March 31, 2006	2,453,000	$0.67	9.35	$1,629,360
Exercisable at $0.05 at March 31, 2006	15,000	$0.05	3.10	$19,050
Exercisable at $0.45 at March 31,2006	1,760,000	$0.45	9.27	$1,531,200
Exercisable at $1.30 to $1.42 at March 31, 2006	325,000	$1.32	9.72	$5,500

During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $937,500 and the total amount of cash received from exercise of these options was $75,000. The total grant-date fair value of stock options that vested during the three months ended March 31, 2006 was $47,500.

As of March 31, 2006, there was approximately $320,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of 3.6 years. The Company expects 353,000 unvested options to vest in the future.

(3)           Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three-month periods ended March 31, 2006 and 2005 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)           Balance Sheet Detail

Prepaid expenses and other current assets at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Prepaid royalties	$399,551	$399,899
Non-trade receivables	164,431	164,472
Value added tax	43,693	77,043
Prepaid call termination charges	42,464	44,446
Rent	10,705	62,736
Professional fees	10,439	121,694
Insurance	9,851	44,610
Maintenance agreement	5,767	40,370
Software	—	77,436
Other	5,540	13,089
	$692,441	$1,045,795

Other assets consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Rent	$29,848	$29,522
Call termination charges	21,378	21,145
Legal deposit	4,590	4,540
Other	2,089	2,065
	$57,905	$57,272

Accrued expenses at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Professional fees	$177,238	$313,897
Travel	148,469	33,415
Fees due pursuant to credit facility	112,500	—
Payroll and payroll related	104,388	141,983
Termination costs	49,858	60,924
Interest	20,756	17,693
Marketing	17,398	—
Telephone	9,128	—
Printing	5,865	14,655
Rent	—	8,514
Directors’ fees	—	20,200
Other	11,929	16,873
	$657,529	$628,154

(5)           Comprehensive Loss

For the three-month periods ended March 31, 2006 and 2005, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments. Comprehensive loss was $4,178,992 and $1,398,297 for the three months ended March 31, 2006 and 2005, respectively.

(6)           Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options. As there was a net loss for the three-month period ending March 31, 2006, 2,453,000 outstanding stock options (excluding 6,350,000 options pending shareholder ratification of an amendment to the 2004 Stock Incentive Plan), 9,962,025 outstanding warrants, and 8,399,999 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive. As there was a net loss for the three-month period ending March 31, 2005, 3,025,000 outstanding stock options, 9,302,500 outstanding warrants, and 11,200,000 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

(7)           Employment Agreements

On January 5, 2006, the Company entered into an employment agreement with Ian Cope relating to Mr. Cope’s employment as its chief operations officer. Under the employment agreement, the Company will pay Mr. Cope an annual base salary of $140,000 and provide him with certain employment-related benefits. In addition, the employment agreement provides that the Company will grant Mr. Cope an incentive stock option to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $1.42 per share; 50,000 of those shares subject to the option vested immediately and the remaining 200,000 shares subject to the option will vest in four equal annual installments of 50,000 shares beginning on January 5, 2007. The option is subject to the terms and conditions of the Company’s Amended and Restated 2004 Stock Incentive Plan. The employment agreement also provides that if Mr. Cope is terminated without cause, the Company will pay him his base salary for three months.

On February 28, 2006, the Company finalized an agreement with Mark Scully resolving matters relating to his cessation of employment as president and chief executive officer of Vistula USA, one of the Company’s wholly-owned subsidiaries, on November 2, 2005. In connection with a mutual release of claims, the Company paid Mr. Scully $50,000 in severance and issued to him 750,000 shares of common stock in respect of the exercise of an outstanding option issued under the Company’s Amended and Restated 2004 Stock Incentive Plan.

(8)           Related Party Transactions

On March 10, 2006, on behalf of the Company, the Chairman advanced $75,000 directly to an escrow agent, allowing the Company to fulfill a contractual commitment in the normal course of business. The deposit was returned to the Chairman in full on March 27, 2006.

(9)           Asset Purchase

In January 2004, the Company signed an agreement to purchase certain equipment from another entity in exchange for $2,000,000, less any fees, costs and expenses incurred by the Company to re-certify or re-license such assets by June 30, 2004. The Company agreed to lease the equipment until it completed the purchase. The agreement was amended on May 5, 2004. As a result of the amendment, the purchase price for the equipment was $1,670,000 and 725,000 shares of common stock and the agreement was extended through April 1, 2005. The agreement was further amended on March 15, 2005, at which time the Company completed the purchase. In consideration for the equipment purchased, the Company paid $500,000 in March 2005, issued 725,000 shares of common stock, and issued a promissory note for $1,170,000. The note was subsequently adjusted on May 16, 2005 to reduce the principal amount to $970,000, reflective of unanticipated recertification costs. Under the terms of the promissory note, interest accrues daily at a rate of 8.25% per annum and is payable monthly in arrears. An initial principal payment of $100,000 was paid in 2005. An additional principal payment of $100,000 that was due on December 31, 2005 was extended to and paid on March 31, 2006. The remaining principal amount ($770,000) and any unpaid interest originally payable on the first anniversary of the closing of the purchase, March 15, 2006, was extended to May 23, 2006.

Through March 15, 2005, the Company accounted for the agreement as a capital lease in accordance with SFAS No. 13 Accounting for Leases and reflected the liability as a capital lease obligation. As of March 15, 2005, the obligation has been included in the consolidated balance sheet under the caption “Long-term obligation.”

The Company originally recorded the present value of the minimum lease payments as an asset of $1,855,835. The equipment was not placed in service as of March 31, 2005. The future minimum lease payments related to the capital lease was $2,000,000, which included $144,165 related to interest. The Company recorded $0 and $27,997 related to interest expense on the capital lease for the three-month periods ended March 31, 2006 and 2005, respectively. The Company does not have any minimum sublease rental income related to the capital lease. There were no contingent rentals during the three-month period ended March 31, 2006.

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

(10)         Commitments and Contingencies

Since its inception, the Company has sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders, and debt and equity financings. The Chairman has made various advances to the Company from a credit facility established in the name of the Chairman, as well as other of the Chairman’s personal assets. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2006 as and if needed, until such time that the Company raises external capital. In the absence of external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. Although the Company raised external capital subsequent to March 31, 2006 (see Note 15), there can be no assurances that the Company can continue to raise such capital on acceptable terms, if at all.

On January 27, 2006, the Company entered into a Financial Advisory Agreement (the “Agreement”) with Indigo Ventures LLC (“Indigo”) in which the Company agreed to appoint Indigo as its financial advisor to advise, consult with, and assist the Company in various matters which may include:

•                  a review of the Company’s business, operations and financial condition, including advising the Company on capitalization structures;

•                  advice relating to general capital-raising matters;

•                  recommendations relating to specific business operations, transactions and joint ventures;

•                  advice regarding future financings involving the Company or any of the Company’s affiliates’ debt or equity securities; and

•                  assistance in connection with the due diligence review of any significant acquisition transactions proposed by the Company during the term of the agreement.

In consideration for these services, the Company agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation of a significant debt or equity financing from which the Company obtains gross proceeds of at least $5 million. Also, the Company issued to Indigo 1,500,000 restricted shares of common stock, which shares will vest upon the earlier of: (i) the closing of a significant acquisition as may be described in a written notice delivered by the Company to Indigo on or after the date of the Agreement, (ii) subject to the approval of the Company’s compensation committee, the closing of another major acquisition or financing transaction on which Indigo provides advice, (iii) a change of control of the Company, or (iv) January 27, 2007. The shares the Company issued to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one (1) year period beginning on January 27, 2006 and ending on January 27, 2007. If the Company terminates the Agreement as a result of a material breach of this Agreement by Indigo, the Company will have the right and option to repurchase fifty percent (50%) of all of the then unvested shares at a purchase price of $0.001 per share.

On March 30, 2006 the Company entered into a revolving credit agreement with Indigo Investments I LLC that provides for up to $5,000,000 in advances to be available to the Company. Upon the closing of this credit facility, $1,000,000 was advanced to the Company and an additional $250,000 was advanced under the credit agreement in April 2006. Additional advances under the credit facility are dependent upon the Company’s accounts receivable balances and adherence to certain covenants as described in the credit agreement. Outstanding principal under this credit facility bears interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by the Company under the credit agreement. In addition, the Company is required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.50 per share. The exercise price of the warrant is subject to adjustment in certain circumstances.

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

Advances drawn under this agreement are personally guaranteed by the Company’s Chairman, Rupert Galliers-Pratt.

The sale of units consisting of common stock and warrants described in Note 15, resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants described above. Such adjustment reduced the exercise price of such warrants from $1.50 to $1.34 per share of common stock and increased the number of exercisable shares related to such warrants from 500,000 to 559,701.

(11)         Indemnification

As permitted under Delaware law, the Company has agreements with its directors whereby it indemnifies them for certain events or occurrences while they are, or were serving, at the Company’s request as a director (or in any other capacity). The term of the indemnification period is the director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy pursuant to which the Company may recover all or a portion of amounts it pays to directors under their indemnification agreements. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally distributors, agents, or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. In addition, the Company has agreed to indemnify the investors in the convertible debenture financing described in Note 13 against certain losses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

(12)         Convertible Promissory Note to Related Party

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan convertible promissory notes in the principal amounts of $125,000 and $50,000 on July 12, 2004 and on August 11, 2004, respectively. Both convertible promissory notes have a one year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share. On August 11, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2005. On December 15, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2006.

(13)         Convertible Debentures and Warrant Financing

On February 18, 2005 and March 4, 2005, the Company issued and sold convertible debentures and warrants to certain sophisticated institutional and individual investors pursuant to a Securities Purchase Agreement between the Company and the investors. In the two closings of the private placement under the Securities Purchase Agreement, the Company sold convertible debentures in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of common stock, at an exercise price of $1.00 per share. These warrants expire five years after the issue date.

The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date. In addition, on any date on which all or a portion of the principal of a debenture is converted, all unpaid interest having accrued on such principal at the time of such conversion will become immediately payable. The Company is not permitted to prepay any portion of the principal amount of any of the debentures without the prior consent of the holder thereof.

The debentures are convertible at the option of the holders into shares of common stock at any time at an initial conversion price of $0.75 per share. Except in the case of certain designated issuances, in the event the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the debentures, the conversion price of the debentures will be reduced to that lower price per share. Issuances that will not result in adjustment to the conversion price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by the Company’s board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

The Company has agreed to certain restrictions under the terms of the debentures, including a prohibition on the payment of cash dividends to stockholders while any of the debentures are outstanding. Upon the occurrence of an event of default under the debentures, an amount equal to (i) 130% of the then outstanding principal amount, plus any accrued and unpaid interest thereon, or (ii) the product of the then outstanding principal amount, plus any accrued and unpaid interest thereon, times the ratio obtained by dividing the conversion price of the debentures and the market price of the Company’s common stock, whichever is greater, will, at the holder’s option, become immediately due and payable in cash along with any other amounts, costs, expenses or liquidated damages then due in respect of such debentures. The ratio referred to in clause (ii) is to be calculated based on the conversion price in effect on the date of such default or the date the accelerated amount is paid in full (whichever is less), and the market price of the Company’s common stock on the date of such default or the date the accelerated amount is paid in full (whichever is greater, such market price to be determined in accordance with the terms of the debenture). Upon an event of a default, the interest rate on the debentures will also be increased to 18% per annum.

Events of default under the debentures include failure to pay any amounts under the debentures when due, a material default under the Company’s other agreements with the investors or default in the Company’s obligations under mortgage, credit facility or similar agreements, a material inaccuracy in the representations and warranties made to the investors in connection with the convertible debenture and warrant financing, and the initiation of voluntary or involuntary bankruptcy proceedings against the Company.

Through March 31, 2006, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having the Company withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, the Company would receive no proceeds from the sale of its common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of common stock. As of March 31, 2006, the Company had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

The exercise price is subject to adjustment in the event of certain issuances of new securities. Specifically, except in the case of certain designated issuances, if the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price per share. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by the Company’s board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

In connection with the two closings of the private placement, the Company paid placement fees in the aggregate amount of $802,500 to the placement agent. At the second closing, the Company also issued to the placement agent a warrant to purchase up to 802,500 shares of common stock at an initial exercise price of $1.00 per share. The warrant, which expires on March 4, 2010, is on substantially the same terms as the warrants issued to the investors in the private placement.

The Company registered for resale under the Securities Act of 1933, as amended, the shares underlying the debentures and warrants pursuant to a registration statement on Form SB-2, as amended, (File No. 333-123815). The registration statement was declared effective on May 3, 2005.

Warrant Exercise Agreements.  In October 2005, the Company entered into several Warrant Exercise Agreements with holders of warrants issued in the private placement that closed in the first quarter of 2005. Pursuant to these agreements, the Company issued to these holders new common stock purchase warrants exercisable for a number of shares equal to the number of shares they purchased upon exercise of the warrants issued to them in the private placement. These new warrants have an exercise price of $1.50 per share. The Company received aggregate proceeds of $3,190,499 in connection with the exercise of the prior warrants, and issued new warrants, which expire five years after the issue date, to purchase an aggregate of 3,190,499 shares of common stock (plus an additional warrant, which expires five years after the issue date, to purchase 159,525 shares of common stock to a placement agent who assisted with the transaction). The shares of common stock underlying these warrants have been registered for resale with the Securities and Exchange Commission pursuant to a registration statement on Form SB-2 (File No. 333-130808). This registration statement was declared effective on January 31, 2006.

(14)         Distribution and Marketing Agreement

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, the Company paid NetYantra $400,000 and was required to pay NetYantra fifty percent of certain net revenues that the Company derived from the distribution of the V-Cube™ platform.

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

On May 1, 2006, the Company executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-CubeTM IP-PBX software platform. The terms of this agreement are described in Note 15 below.

(15)         Subsequent Events

On May 22, 2006, the Company entered into a stock and warrant purchase agreement with 23 accredited investors whereby the Company sold 16,300,000 units. Each unit consists of one share of common stock and eight-tenths of one warrant to acquire one share of common stock and is sold at a purchase price of $1.00 per unit. In exchange for the units sold, the Company received gross cash proceeds of $16,300,000. The warrants are exercisable until May 2011 at an exercise price of $1.00 per share.

CRT Capital Group LLC acted as the placement agent in connection with the offering. The aggregate commissions payable to CRT in connection with the private placement were approximately $978,000. In addition, the Company issued warrants to the placement agent to purchase 1,467,000 shares of common stock similar to those sold to the investors.

The Company realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15.2 million. The Company expects to use these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube IP-PBX platform as described below ($8.8 million); pay the outstanding principal, interest and fees related to the revolving credit agreement with Indigo Investments I LLC described in Note 10 ($1.5 million); pay the outstanding principal and interest related to the promissory note for equipment described in Note 9 ($0.8 million); and for general corporate purposes.

The Company agreed to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. The Company is required to file the registration statement with the Securities and Exchange Commission (“SEC”) within forty-five (45) days of the closing and use its best efforts to cause the registration statement to be declared effective under the Securities Act of 1933, as amended, no later than the earlier of (i) ninety (90) days (or in the case of a full review one hundred and twenty (120) days) after the closing date and (ii) the sixth (6th) business day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The Company is required to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or are freely saleable and the second anniversary of the closing. In the event that the registration statement is not timely filed or declared effective when due, or after effectiveness ceases to remain effective, the Company is obligated to make cash payments in the nature of liquidated damages up to a limit of 10% of the purchase price of the units.

 On May 1, 2006, Vistula executed and delivered an Asset Purchase Agreement (the “Purchase Agreement”) with NetYantra. Under the terms of the Purchase Agreement, Vistula agrees to purchase NetYantra’s V-Cube IP-PBX platform software and associated intellectual property that the Company is currently licensed to market and distribute pursuant to the distribution and marketing agreement described in Note 14. The purchase price for the software and associated intellectual property is $8.8 million in cash and 14 million shares of Vistula’s common stock. Completion of the acquisition is subject to Vistula obtaining sufficient financing to pay the cash portion of the purchase price, the negotiation of ancillary agreements between the parties (including a services agreement under which NetYantra will provide support and development services with respect to the acquired software and a registration rights agreement under which Vistula will grant NetYantra certain rights to require registration of the shares received as part of the purchase price for resale under the Securities Act of 1933 (the “Securities Act”)), completion to Vistula’s satisfaction of a due diligence review in connection with the acquisition, and customary closing conditions.

On April 11, 2006, the Company entered into an employment agreement with J. Keith Markley relating to Mr. Markley’s employment as its chief executive officer. Under the employment agreement, the Company will pay Mr. Markley an annual base salary of $290,000 and provide him with customary employment-related benefits. In addition, the employment agreement provides for the grant to Mr. Markley of two non-qualified stock options to purchase shares of common stock, one exercisable for 3,052,000 shares and the other exercisable for 948,000 shares, with the latter option grant subject to the ratification by stockholders at the next annual meeting of an increase in the number of shares available under the Amended and Restated 2004 Stock Incentive Plan to at least 16,000,000 shares. The Company’s compensation committee approved these grants on April 11, 2006, and fixed the exercise price per share at $1.18, representing the fair market value of the Company’s common stock on the date of grant based on the previous day’s closing price.

Each option vests with respect to one-sixth of the total number of shares subject to the option six months after the date of grant. Each option continues to vest with respect to an additional one thirty-sixth of the total number of shares subject to the option on a monthly basis thereafter until fully vested. The options will accelerate in full upon a change of control of the Company or a termination without cause (as defined in the employment agreement).

In the event the Company terminates Mr. Markley’s employment without cause, or he terminates his employment for good reason (as defined in the employment agreement), the Company will be required to make severance payments equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following the termination.

Mr. Markley has agreed not to engage during his employment and for a period of one year following the termination of his employment in any activities competitive with that of the Company in the United States or any foreign territory where the Company or any of its subsidiaries are conducting business. He has also agreed, during that period, not to solicit any of the Company’s employees or the employees of its subsidiaries to leave the Company or to solicit any of the Company’s clients to terminate or curtail their business relationships with the Company.

On April 11, 2006, the board of directors formally appointed Mr. Markley as chief executive officer and elected him as a director. On April 11, 2006, the board of directors elected Jack Early as a director of the Company to fill the vacancy created by the departure of Kevin West in June of 2005.

On April 12, 2006, the board of directors approved an increase in the number of shares of common stock authorized under the Amended and Restated 2004 Stock Incentive Plan (the “Plan”) to 18,000,000 shares. The increase will be submitted to the Company’s stockholders for their ratification at the next annual meeting.

On April 12, 2006, the Company granted options to purchase common stock to the persons and in the amounts that follow:

Employee, Consultant or Director	Shares

Adam Bishop	150,000

Ian Cope	50,000

Olympic Corporate Holdings Limited	100,000

Nick Topham	50,000

George R. Vaughn	20,000

Executive Management Services Limited	800,000

Anthony Warrender	50,000

J. Marcus Payne	50,000

1,270,000

All of the above options have an exercise price of $1.25 per share and an expiration date of April 12, 2016. The options were granted as compensation for consulting, employment or director services, as applicable. The options will become vested as to 25% of the total number of option shares upon shareholder ratification of the increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan to at least 18,000,000 shares described above. Thereafter, the options will become vested as to an additional 6.25% of the total number of option shares in quarterly installments beginning on September 30, 2006. However, all vesting will be contingent upon shareholder approval of the increase in the number of shares available under the Plan. Mr. Payne is a director of Olympic Corporate Holdings Limited. Rupert Galliers-Pratt holds indirect voting and investment control over shares held by Executive Management Services Limited.

The Company also granted options to purchase shares of common stock to J. Keith Markley as described above and to Jack Early in connection with his election as a director. The option granted to Mr. Early is exercisable for 250,000 shares, subject to vesting, at an exercise price per share of $1.18 (the fair market value on the date of grant). The option is immediately exercisable with respect to 50,000 of the shares purchasable thereunder and will vest with respect to 50,000 additional shares on a quarterly basis until fully vested. The vesting of Mr. Early’s option is also subject to acceleration in full upon a change of control.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 000-50758).

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

Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report, this section, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No.000-50758), including but not limited to the section therein entitled “Factors Affecting Future Performance.”

In addition to the risks and uncertainties faced generally by participants in the telecommunication industry, we face the following risks and uncertainties:

•                                          We have a limited operating history; therefore, we may not be able to accurately forecast future results and operating losses in future periods could be greater than expected.

•                                          If we do not obtain a substantial amount of additional financing, we may have to curtail or suspend operations.

•                                          We may continue to lose money on our operations.

•                                          If we are unable to preserve our exclusive rights to market and distribute the V-Cube™, our business may suffer.

•                                          If we fail to establish the Vistula and Cardlink brands or to attract repeat customers, we may not be able to increase our revenues sufficiently to fund our operations.

•                                          We have only limited revenue of which a significant portion is derived from a limited number of contracts and customers. If we are unable to replace contracts upon completion and maintain customer relationships, we could have a significant decrease in our revenues that would negatively impact our results.

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

•                                          Failure to protect our intellectual property rights could have a material adverse effect on our business.

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

Cardlink

Cardlink was first acquired by Rupert Galliers-Pratt and certain members of his family in April 2003. VCS acquired Cardlink through the share exchange completed in March 2004. Cardlink will offer an electronic top-up, or “ETU”, software product suite which will enable mobile operators to electronically process prepayments from “pay-as-you-go” customers. Cardlink’s products will allow these customers to “electronically top-up” their accounts with the mobile operator. We believe that the market for these prepayment services is expanding both in the developed and in the underdeveloped regions in the world and we believe that Cardlink’s ETU product will be of value as new mobile operators throughout the world seek to adopt this technology.

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

Recent Developments

On May 1, 2006, we executed and delivered an asset purchase agreement with NetYantra Inc., a Delaware corporation, and NetYantra India Private Limited, an Indian company and wholly-owned subsidiary of NetYantra Inc. (to which we collectively refer below as “NetYantra”).

Under the terms of the asset purchase agreement, we have agreed to purchase NetYantra’s VoIP IP-PBX platform software and associated intellectual property. We currently distribute this software as the V-Cube™ VoIP IP-PBX platform offering under a distribution and marketing agreement with NetYantra. The V-Cube™ VoIP IP-PBX platform enables telecom carriers and internet service providers to offer a broad range of IP telephony services from simple IP telephone calls to video conferencing to their customers.

The purchase price for the software and associated intellectual property is $8.8 million in cash and 14 million shares of our common stock. Completion of the acquisition is subject to our obtaining sufficient financing to pay the cash portion of the purchase price, the negotiation of ancillary agreements between the parties (including a services agreement under which NetYantra will provide support and development services with respect to the acquired software and a registration rights agreement under which we will grant NetYantra certain rights to require registration of the shares received as part of the purchase price for resale under the Securities Act of 1933), completion to our satisfaction of a due diligence review in connection with the acquisition, and customary closing conditions.

As described further below and in Note 15, in May 2006 we received net proceeds of approximately $15.2 million from the sale of units, each unit consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock.

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

Stock-Based Compensation. Commencing on January 1, 2006 we began applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, or SFAS 123R, in accounting for stock-based compensation. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Prior to January 1, 2006, we followed Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair-value method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. In the notes to our financial statements, we provide pro-forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.

Accounting for equity instruments granted or sold by us under APB 25, SFAS 123, SFAS 123R and EITF 96-18 requires fair-value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or understated. For equity instruments granted or sold in exchange for the receipt of goods or services, we estimate the fair value of the equity instruments based upon consideration of factors that we deem to be relevant at that time. Because shares of our common stock were not publicly traded prior to July 21, 2005, market factors historically considered in valuing stock and stock option grants included comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing; prior valuations of stock grants and the effect of events that occurred between the time of such grants; economic trends; and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

Prior to July 21, 2005, the fair value of our common stock was determined by our board of directors contemporaneously with the grant. In the absence of a public trading market for our common stock, our board of directors considered numerous objective and subjective factors in determining the fair value of our common stock. At the time of option grants and other stock issuances, our board of directors considered the status of private and public financial markets; valuations of comparable private and public companies; the likelihood of achieving a liquidity event such as an initial public offering; our existing financial resources; our anticipated continuing operating losses and increased spending levels required to meet our business plan; dilution to common stockholders from anticipated future financings; and a general assessment of future business risks.

Results of Operations

Net revenues for the three-month period ended March 31, 2006 were $319,419 which represents an increase of $197,221 (161.4%) over the $122,198 in revenues for the three-month period ended March 31, 2005. This increase is primarily attributable to an increase in wholesale revenues from UK customers.

Cost of revenues for the three-month period ended March 31, 2006 were $351,513, an increase of 86.7% over the $188,269 in the three-month period ended March 31, 2005. This increase is primarily due to an increase in wholesale revenues, net of a 38.6% decrease in engineering costs ($42,606) classified as cost of revenues for the three-month period ended March 31, 2006 as compared to the same period in fiscal 2005, due to a reduction in personnel costs.

Selling, general and administrative costs for the three-month period ended March 31, 2006 were $3,840,580, an increase of

224.6% over the $1,183,105 for the three-month period ended March 31, 2005. During the three-month period ended March 31, 2006, we incurred non-cash expenses of $1,875,000 as a result of the issuance of common stock to a financial advisory firm as partial compensation for its services to us. In addition, we incurred increases in expenses associated with our periodic public company filing requirements including professional and consulting fees, public and investor relations fees, public company recordkeeping costs, insurance, and printing. Increases in operational expenses were also incurred including compensation of employees and consultants, expenses relating to maintenance and support agreements, marketing activities related to our VoIP product offering, increased facilities costs, and fees for the establishment of a credit facility.

During the three month period ended March 31, 2006, we incurred net interest expense of approximately $315,000, comprised of amortization of capital finance fees, amortization of the debt discount for the debentures held and interest on the convertible debentures, net of interest income received on cash balances as a result of the financing described in Note 13. During the three-month period ended March 31, 2005, we incurred net interest expense of approximately $162,000, comprised of interest on the convertible debentures and imputed interest on a capital lease obligation we entered into during 2004.

The non-cash expense for employee compensation for stock options was $60,103 and $198,500 for the three-month periods ended March 31, 2006 and ended March 31, 2005, respectively.

For the three-month period ended March 31, 2006, we incurred a loss of $4,187,777 or $0.13 loss per common share, basic and diluted.

Liquidity And Capital Resources

As of March 31, 2006, we had cash and cash equivalents of approximately $221,000 and a working capital deficit of approximately $2,252,000. This represents a decrease in cash and cash equivalents of approximately $332,000 from December 31, 2005 and an increase in the working capital deficit of approximately $1,909,000 from that at December 31, 2005. Since our inception through March 31, 2006, we have generated losses of approximately $20,765,000. Accounts receivable were approximately $131,000 at March 31, 2006, an increase of approximately $1,000 from December 31, 2005. Accounts payable and accrued expenses at March 31, 2006 increased approximately $325,000 from December 31, 2005.

We have made expenditures for capital equipment from our inception until March 31, 2006 of approximately $867,000, in connection with the purchase of telecommunications equipment necessary to begin our business. This amount excludes the $1.9 million in telecommunications equipment acquired from MRS Partners LLC (“MRS Partners”) described further below.

On May 22, 2006, we entered into a stock and warrant purchase agreement with 23 accredited investors whereby we sold 16,300,000 units. Each unit consists of one share of our common stock and eight-tenths of one warrant to acquire one share of common stock and is sold at a purchase price of $1.00 per unit. In exchange for the units sold, we received gross cash proceeds of $16,300,000. The warrants are exercisable until May 2011 at an exercise price of $1.00 per share.

CRT Capital Group LLC acted as the placement agent in connection with the offering. The aggregate commissions payable to CRT in connection with the private placement were approximately $978,000. In addition, we issued warrants to the placement agent to purchase 1,467,000 shares of common stock similar to those sold to the investors.

We realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15.2 million. We expect to use these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube IP-PBX platform as described below ($8.8 million); pay the outstanding principal, interest and fees related to the revolving credit agreement with Indigo Investments I LLC described in Note 10 ($1.5 million); pay the outstanding principal and interest related to the promissory note for equipment described in Note 9 ($0.8 million); and for general corporate purposes.

We agreed to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. We are required to file the registration statement with the Securities and Exchange Commission (“SEC”) within forty-five (45) days of the closing and use our best efforts to cause the registration statement to be declared effective under the Securities Act of 1933, as amended, no later than the earlier of (i) ninety (90) days (or in the case of a full review one hundred and twenty (120) days) after the closing date and (ii) the sixth (6th) business day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. We are required to use our best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or are freely saleable and the second anniversary of the closing. In the event that the registration statement is not timely filed or declared effective when due, or after effectiveness ceases to remain effective, the Company is obligated to make cash payments in the nature of liquidated damages up to a limit of 10% of the purchase price of the units.

On March 30, 2006 we entered into a revolving credit agreement with Indigo Investments I LLC that provides for up to $5,000,000 in advances to be available to us. Upon the closing of this credit facility, $1,000,000 was advanced to us and an additional $250,000 advance under the credit agreement was made to us in April 2006. Additional advances under the credit facility are dependent upon our accounts receivable balances and adherence to certain covenants as described in the credit agreement. Outstanding principal under this credit facility bears interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by us under the credit agreement. In addition, we are required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1.50 per share. The exercise price of the warrant is subject to adjustment in certain circumstances.

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

Advances drawn under this agreement are personally guaranteed by our Chairman, Rupert Galliers-Pratt.

The sale of units consisting of common stock and warrants described in Note 15, resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants described above. Such adjustment reduced the exercise price of such warrants from $1.50 to $1.34 per share of common stock and increased the number of exercisable shares related to such warrants from 500,000 to 559,701.

Since our inception, we have sustained our operations through funding provided by our Chairman, contributed services by our Chairman and other stockholders, and debt and equity financings.

On March 10, 2006, on behalf of the Company, the Chairman advanced $75,000 directly to an escrow agent, allowing the Company to fulfill a contractual commitment in the normal course of business. The deposit was returned to the Chairman in full on March 27, 2006.

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

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having us withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, we would receive no proceeds from the sale of our common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of our common stock. As of March 31, 2006, we had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

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

On March 15, 2005, we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Prior to the closing, we were leasing this equipment from MRS Partners. The principal amount of the note was subsequently adjusted to $970,000, reflective of unanticipated recertification costs. Under the terms of the promissory note, interest accrues daily at a rate of 8.25% and is payable monthly in arrears. An initial principal payment of $100,000 was paid in 2005. An additional principal payment of $100,000 that was due on December 31, 2005 was extended to and paid on March 31, 2006. The remaining principal amount ($770,000) and any unpaid interest originally payable on the first anniversary of the closing of the purchase, March 15, 2006, was extended to May 23, 2006.

We expect that we will need to raise additional debt or equity financing to pay the required interest and principal payments under the convertible debentures issued in our private placement.

On August 11, 2004, we entered into a distribution and marketing agreement with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively, “NetYantra”) pursuant to which NetYantra grants to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, we have paid NetYantra $400,000 and were required to pay NetYantra fifty percent of certain net revenues that the Company derives from the distribution of the V-Cube™ platform.

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

On May 1, 2006, we executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-Cube™ IP-PBX software platform. The terms of this agreement are described above under the heading “Recent Developments”.

We do not believe that our available cash and cash equivalents, including the cash proceeds from the recently completed private placement described above, will be sufficient to meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for our next fiscal year. Previously, our primary sources of capital have been the revenues generated from interconnect agreements with our customers and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder’s personal assets.

In the event that we do not succeed in implementing our business plan, and do not otherwise raise additional third-party capital, we will have to curtail certain expenditures, seek additional financing from our principal stockholder, or both in order to sustain operations. As noted above, the principal stockholder has historically provided working capital advances. While the stockholder is not obligated to provide these working capital advances to us, we expect the stockholder to continue providing funds for operations as and if needed, until such time that our operations are self-sustaining or we raise additional external capital, as the case may be. As described in Note 13, in October 2005 the Company realized approximately $3.0 million in net proceeds from the exercise of warrants associated with the convertible debentures.

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

Other Arrangements and Obligations

On March 24, 2006 we received a notice from NetYantra India Pvt Ltd. claiming that we are in breach of certain provisions of the August 11, 2004 distribution and marketing agreement that we entered into with NetYantra Inc. and NetYantra India Pvt. Ltd. (collectively “NetYantra”). The notice claimed that we have not fulfilled certain requirements contained in the agreement as to the training of personnel, recognition of NetYantra as the developer of certain technology, and the forwarding of documentation to NetYantra regarding the licensing and sublicensing of certain technology. Further, the notice claimed that our marketing of the consumer VoIP portal product is in breach of the non-competition provisions of the agreement. We responded to NetYantra in a letter dated April 19, 2006, which denied all claims of breach alleged by NetYantra in relation to the distribution and marketing agreement. The letter specifically addressed each alleged provision breach and explained why we have not breached the agreement as to the training of personnel, recognition of NetYantra as the developer of certain technology, and have forwarded documentation to NetYantra regarding the licensing and sublicensing of certain technology. We detailed specific functionality of the VoIP portal product to explain how it is different than and does not compete with the V-CubeTM product and why, for those reasons, we are not in breach of the non-competition provisions of the agreement. (Please refer to the information elsewhere in this section under the headings “Liquidity and Capital Resources” and “Recent Developments” for additional discussion relating to our relationship with NetYantra.)

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

Under this agreement, we paid Quest $50,000 in consideration for Quest’s assistance relating to the execution by us and Saigon Post and Telecommunications Services Corporation (“SPT”) of a memorandum of understanding and pilot license agreement with respect to the V-Cube™. The memorandum of understanding, which we entered into on September 20, 2005, contemplates that, following legal and technical evaluation of the V-Cube™ platform by SPT, SPT and the Company will negotiate and enter into an agreement with respect to the deployment and commercialization of the V-Cube™ platform in Vietnam. The pilot license agreement, which we entered into on October 15, 2005, permits SPT to use the V-Cube™ platform for evaluation and testing purposes on a royalty-free basis from November 15, 2005 through February 15, 2006.

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

On January 27, 2006, we entered into a Financial Advisory Agreement (the “Agreement”) with Indigo Ventures LLC (“Indigo”) in which we agreed to appoint Indigo as our financial advisor to advise, consult with, and assist us in various matters which may include:

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

In consideration for these services, we have agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation by us of a significant debt or equity financing from which we obtain gross proceeds of at least $5 million. Also, we issued to Indigo 1,500,000 restricted shares of our common stock, which shares will vest upon the earlier of: (i) the closing of a significant acquisition as may be described in a written notice delivered by us to Indigo on or after the date of the Agreement, (ii) subject to the approval of our compensation committee, the closing of another major acquisition or financing transaction on which Indigo provides advice to us, (iii) a change of control of our company, or (iv) January 27, 2007. The shares we issued to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one (1) year period beginning on January 27, 2006 and ending on January 27, 2007. If we terminate the Agreement as a result of a material breach of this Agreement by Indigo, we will have the right and option to repurchase fifty percent (50%) of all of the then unvested shares at a purchase price of $0.001 per share.

Guaranty of Vistula Limited.   One of our subsidiaries, Vistula, had agreed to unconditionally guarantee the obligations of one of our principal stockholders under a $3,000,000 credit facility established in the name of the stockholder. This guarantee was released by the financial institution on March 27, 2006.

Item 3.                          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on Company management’s evaluation (with the participation of the Company’s principal executive officer and principal financial officer), as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first fiscal quarter of 2006 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 5.  Other Events

Closing of Private Placement

On May 22, 2006, pursuant to our stock and warrant purchase agreement dated May 19, 2006 with 23 accredited investors, we closed a private placement of 16,300,000 shares of our common stock and warrants to purchase an additional 13,040,000 shares of our common stock at an exercise price of $1.00 per share.  We recognized $16,300,000 in gross proceeds from the private placement, of which approximately $978,000 was paid to the placement agent for the transaction as compensation for its services.  We issued to the placement agent as additional compensation warrants to purchase 1,467,000 shares of our common stock at an exercise price of $1.00 per share.  Our current report on Form 8-K dated May 19, 2006, which we filed with the SEC on May 22, 2006, contains a description of the transaction, including a description of the terms of the stock and warrant purchase agreement and the registration rights agreement we entered into in connection therewith.  The issuance and sale of the shares and warrants were exempt under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 6. Exhibits

     (a) Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
10.1	Employment Agreement with Ian Cope dated January 5, 2006.		Form 8-K	January 10, 2006	10.1
10.2	Financial Advisory Agreement with Indigo Ventures LLC dated January 27, 2006.		Form 8-K	January 31, 2006	10.1
10.3	Subscription Agreement by and between Vistula Communications Services, Inc. and Indigo Investments I LLC dated March 30, 2006.		Form 10-KSB	March 31, 2006	10.42
10.4	Loan and Security Agreement by and between Vistula Communications Services, Inc. and Indigo Investments I LLC dated as of March 30, 2006.		Form 10-KSB	March 31, 2006	10.43
10.5	Revolving Loan Note issued by Vistula Communications Services, Inc. to Indigo Investments I LLC on March 30, 2006.		Form 10-KSB	March 31, 2006	10.44
10.5	Common Stock Purchase Warrant issued by Vistula Communications Services, Inc. to Indigo Investments I LLC on March 30, 2006.		Form 10-KSB	March 31, 2006	10.45
31.1	Certification by John Keith Markley pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
31.2	Certification by George R. Vaughn pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
32.1

Certification by John Keith Markley pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.

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

Vistula Communications Services, Inc.

Date: May 22, 2006	By:	/s/ JOHN KEITH MARKLEY
John Keith Markley
Chief Executive Officer