Form 10QSB
period 2006-06-30
Vistula Communications Services, Inc.
filed 2006-08-14
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-50758

VISTULA COMMUNICATIONS SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0734966
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 801, 405 Park Avenue

New York, New York 10022

(Address of principal executive offices and zip code)

(212) 317-8900

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒          No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐         No  ☒

As of August 4, 2006, there were 64,464,898 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one):         Yes  ☐       No  ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets as of June 30, 2006 and
December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,468,229	$553,127
Accounts receivable	101,923	130,748
Prepaid expenses and other current assets	379,670	1,045,795
Total current assets	2,949,822	1,729,670

Property and equipment, net	2,203,703	2,362,373
Deferred financing costs	472,109	613,742
Intangible assets	26,279,189	—
Other assets	29,290	57,272
Total Assets	$31,934,113	$4,763,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$718,832	$398,841
Accrued expenses	563,169	628,154
Accrued acquisition liability	4,796,024	—
Convertible promissory note to related party	175,000	175,000
Notes payable	—	870,000
Total current liabilities	6,253,025	2,071,995
Convertible debentures	5,609,363	5,424,902
Total liabilities	11,862,388	7,496,897

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 60,533,731 and 31,914,898 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	60,533	31,914
Additional paid-in capital	44,429,317	13,975,077
Deferred compensation	—	(13,422)
Accumulated deficit	(24,275,170)	(16,576,999)
Cumulative translation adjustment	(142,955)	(150,410)
Total stockholders’ equity (deficit)	20,071,725	(2,733,840)
Total Liabilities and Stockholders’ Equity (Deficit)	$31,934,113	$4,763,057

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC

Consolidated Statements of Operations for the
Three and Six Months ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$237,919	$230,130	$557,338	$352,327

Cost of revenues	324,091	211,511	675,604	399,780

Gross margin (loss)	(86,172)	18,619	(118,266)	(47,453)

Selling, general and administrative expenses	3,125,449	1,829,600	6,966,029	3,012,704

Loss from operations	(3,211,621)	(1,810,981)	(7,084,295)	(3,060,157)

Interest expense, net	(298,773)	(380,822)	(613,876)	(542,565)

Net loss	$(3,510,394)	$(2,191,803)	$(7,698,171)	$(3,602,722)

Weighted-average basic and diluted shares outstanding	43,985,250	25,179,406	38,691,981	24,887,003

Basic and diluted net loss per common share	$(0.08)	$(0.09)	$(0.20)	$(0.14)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) for the
Six Months ended June 30, 2006
(unaudited)

							Total
			Additional			Cumulative	Stockholders’
	Common Stock		Paid-in	Deferred	Accumulated	Translation	Equity	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Adjustment	(Deficit)	Loss
Balance, December 31, 2005	31,914,898	$31,914	$13,975,077	$(13,422)	$(16,576,999)	$(150,410)	$(2,733,840)
Application of deferred compensation against additional paid-in capital			(13,422)	13,422			—
Issuance of common stock	27,868,833	27,869	29,375,272				29,403,141
Exercise of stock options	750,000	750	74,250				75,000
Issuance of stock options			375,350				375,350
Issuance of warrants pursuant to consulting agreement			231,945				231,945
Issuance of warrants pursuant to revolving credit facility			410,845				410,845
Net loss					(7,698,171)		(7,698,171)	$(7,698,171)
Change in cumulative translation adjustment						7,455	7,455	7,455
Balance, June 30, 2006	60,533,731	$60,533	$44,429,317	$—	$(24,275,170)	$(142,955)	$20,071,725	$(7,690,716)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC

Consolidated Statements of Cash Flows for the
Six Months ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,698,171)	$(3,602,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260,509	27,970
Non-cash expense pursuant to financial advisory agreements	1,875,000	—
Non-cash compensation expense	375,350	397,000
Non-cash interest expense	326,094	320,012
Issuance of warrant pursuant to consulting agreement	231,945	29,913
Issuance of warrant pursuant to revolving credit facility	410,845	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	28,825	(26,644)
Prepaid expenses and other current assets	294,918	(600,790)
Increase (decrease) in:
Accounts payable	319,991	(167,182)
Accrued expenses	(64,985)	(736,935)
Net cash used in operating activities	(3,639,679)	(4,359,378)

Cash flows from investing activities:
Purchases of property and equipment	(72,265)	(339,765)
Purchase of software and intellectual property	(8,800,000)	—
Net cash used in investing activities	(8,872,265)	(339,765)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,244,165	—
Proceeds from bridge revolving credit agreement	1,250,000	—
Proceeds from exercise of stock options	75,000	—
Proceeds from issuance of convertible debentures and warrants, net of deferred financing costs	—	7,452,874
Payment on bridge revolving credit agreement	(1,250,000)	—
Payment on notes payable	(870,000)	—
Payments on due to stockholder	—	(801,630)
Payment of capital lease obligation	—	(500,000)
Net cash provided by financing activities	14,449,165	6,151,244

Effect of exchange rates on cash	(22,119)	(12,420)

Net increase in cash and cash equivalents	1,915,102	1,439,681
Cash and cash equivalents, beginning of period	553,127	3,221

Cash and cash equivalents, end of period	$2,468,229	$1,442,902

Supplemental disclosure of cash flow information:

Cash paid for interest	$319,427	$251,418

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:

Issuance of common stock pursuant to financial advisory agreement	$1,875,000	$—

Issuance of common stock warrant pursuant to consulting agreement	$231,945	$—

Issuance of common stock warrant pursuant to revolving credit facility	$410,845	$—

Issuance of common stock pursuant to purchase of software and intellectual property	$12,283,976	$—

Reclass of prepaid royalties to purchase of intangible asset	$399,189	$—

Company expenses paid directly by and returned directly to stockholder	$75,000	$—

Issuance of common stock pursuant to capital lease obligation	$—	$324,874

Issuance of note payable pursuant to capital lease obligation	$—	$970,000

Issuance of common stock warrants in connection with convertible debenture financing	$—	$184,844

Reduction in fixed assets and related indebtedness pursuant to modification of asset purchase agreement	$—	$200,000

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

The Company uses the United States dollar as its reporting currency. The British pound is the functional currency of its wholly-owned subsidiary, Vistula Limited. The South African rand is the functional currency of its 60% owned subsidiary, Vistula Communications Services SA (Pty) Ltd. Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which are in effect during the period. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ deficit in the consolidated balance sheet. Transaction gains (losses) were immaterial for the three- and six-month periods ended June 30, 2006 and June 30, 2005.

In the event that the Company is not successful in implementing its business plan, or does not raise third-party capital, the Company will have to curtail certain expenditures, seek additional financing from one of its principal stockholders, or both in order to sustain operations. One of the Company’s principal stockholders has historically provided working capital advances and has caused a lender to issue letters of credit in favor of certain vendors and personally guaranteed advances drawn under a revolving credit agreement entered in March 2006. While the stockholder is not obligated to provide these working capital advances to the Company, or to provide personal guarantees with respect to credit facilities of the Company, or to cause a lender to issue standby letters of credit in favor of its vendors, the Company expects that the stockholder will continue to provide funds for operations in 2006, as and if needed, until such time that the Company’s operations are self-sustaining or the Company raises additional external capital, as the case may be. As described in Note 9, in March 2006 and April 2006 the Company received a total of $1.25 million in net proceeds under a revolving credit agreement. As described in Note 15, in May 2006 the Company received net proceeds of approximately $15.2 million from the sale of units, each unit consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock.

The consolidated financial statements shown for the period ended June 30, 2006 have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,698,171 for the six-month period ended June 30, 2006 and had an accumulated deficit of $24,275,170 at June 30, 2006. Further, the Company had cash of $2,468,229 and a working capital deficit at June 30, 2006 of $3,303,203. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

Certain amounts from the three- and six-month period ended June 30, 2005 have been reclassified to conform with the current presentation.

(2)   Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first six months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

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

Stock Incentive Plan.   In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the “Plan”). The Plan initially covered 6,000,000 shares of the Company’s common stock issuable upon exercise of incentive stock options and non-statutory stock options and in connection with grants of restricted stock. The Plan was amended by the Board on June 3, 2005 to, among other things, increase the number of shares available for options or restricted stock grants from 6,000,000 to 8,000,000. The shareholders of the Company approved the amendment to the Plan on July 14, 2005. On December 23, 2005, the board of directors approved an increase, from 8,000,000 to 15,000,000, in the number of shares of common stock authorized under the Plan, on April 11 and 12, 2006 the board of directors approved an additional increase, from 15,000,000 to 18,000,000, and on June 21, 2006 the board of directors approved an additional increase, from 18,000,000 to 20,000,000, in the number of shares of common stock authorized under the Plan. The shareholders of the Company ratified these amendments to the Plan on July 17, 2006.

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

As a result of the January 1, 2006 adoption of SFAS 123R and stock compensation expense related to options granted to non-employees, the Company recognized $292,584, and $375,350 in stock-based compensation expense for the three- and six-month periods ended June 30, 2006, respectively.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123R in the first two quarters of 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(2,191,803)	$(3,602,722)
Add: Stock compensation expense included in net loss	198,500	397,000
Deduct: Stock compensation expense determined under fair value based method	(241,458)	(482,916)
Pro-forma net loss	$(2,234,761)	$(3,688,638)

Basic and diluted net loss per common share:
As reported	$(.09)	$(0.14)
Pro-forma	$(.09)	$(0.15)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2006	2005
Volatility	80%	80%
Risk-free interest rate	4.45 - 4.86%	3.55%
Expected life (years)	5	5
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of June 30, 2006 as the Company believes that forfeitures to date are not representative of likely future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Using the Black-Scholes option-pricing model, the weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $0.79. There were no options granted during the six months ended June 30, 2005.

A summary of stock option activity as of June 30, 2006, and changes during the six-month period then ended, is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2005	5,153,000	$0.31
Granted	3,552,000	$1.20
Cancelled	(2,200,000)	$0.10
Exercised	(750,000)	$0.10
Outstanding at June 30, 2006	5,755,000	$0.96	9.5	$1,213,700
Exercisable at $0.05 at June 30, 2006	15,000	$0.05	2.8	$15,750
Exercisable at $0.45 at June 30, 2006	1,760,000	$0.45	9.0	$1,144,000
Exercisable at $1.18 at June 30, 2006	50,000	$1.18	9.8	$—
Exercisable at $1.30 to $1.42 at June 30, 2006	325,000	$1.32	9.5	$—

(1)             The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

During the six months ended June 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $937,500 and the total amount of cash received from exercise of these options was $75,000. The total grant-date fair value of stock options that vested during the three and six months ended June 30, 2006 was $39,500 and $87,000, respectively.

As of June 30, 2006, there was approximately $2,598,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of 3.0 years. The Company expects 3,605,000 shares subject to unvested options to vest in the future.

In April 2006 and December 2005, the Board of Directors granted stock options which have not been included in the above calculations because they were contingent upon the approval by the Company’s stockholders of an increase in the number of shares available for option or restricted stock grants under the Company’s 2004 Stock Incentive Plan to at least 18,000,000 shares.  On July 17, 2006, the stockholders ratified an increase in the number of shares available under the Plan to 20,000,000.  These stock option grants are described further below.

On April 12, 2006, the Company granted stock options to purchase 1,270,000 shares of common stock to certain consultants, employees, and directors.  All of the options have an exercise price of $1.25 per share and an expiration date of April 12, 2016. The options were granted as compensation for consulting, employment or director services, as applicable. The options became vested as to 25% of the total number of option shares upon shareholder ratification of the increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan to at least 18,000,000 shares, which occurred on July 17, 2006. Thereafter, the options will become vested as to an additional 6.25% of the total number of option shares in quarterly installments beginning on September 30, 2006.

On April 11, 2006, the Company granted stock options to J. Keith Markley to purchase 3,052,000 shares of common stock.  Mr. Markley was also granted on that day an option to purchase 948,000 shares of common stock contingent upon the approval by the Company’s stockholders of an increase in the number of shares available for options on restricted stock grants to at least 16,000,000 shares.  As per the amendment to Mr. Markley’s employment described in Note 7, a portion of his option to purchase 948,000 shares of common stock which entitled him to purchase 500,000 shares has been cancelled.  The remaining 448,000 shares subject to such option have an exercise price of $1.18 per share and an expiration date of April 11, 2016.  Each option vests with respect to one-sixth of the total number of shares subject to the option six months after the date of grant. Each option continues to vest with respect to an additional one thirty-sixth of the total number of shares subject to the option on a monthly basis thereafter until fully vested. The options will accelerate in full upon a change of control of the Company or a termination without cause (as defined in the employment agreement).

On December 23, 2005, the Company granted stock options to purchase 6,350,000 shares of common stock to certain consultants, employees, and directors. All of the stock options have an exercise price of $1.50 per share and an expiration date of December 23, 2015.  The stock options were granted as compensation for consulting, employment or director services, as applicable.  The options became vested as to 25% of the total number of option shares upon stockholder ratification of the increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan to at least 15,000,000, which occurred on July 17, 2006. Thereafter, the options will become vested as to an additional 6.25% of the total number of option shares in quarterly installments beginning on September 30, 2006.

The stock option grants on April 11 and 12, 2006, and December 23, 2005, subject to stockholder ratification of an amendment to increase the number of shares issuable under the Plan, had an aggregate fair-value on the date granted by the board of directors of $8,051,252, calculated using the Black-Scholes option-pricing model.

(3)   Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the six-month periods ended June 30, 2006 and 2005 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)   Balance Sheet Detail

Prepaid expenses and other current assets at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Insurance	$106,392	$44,610
Rent	79,042	62,736
Value added tax	70,572	77,043
Non-trade receivables	65,210	164,472
Prepaid call termination charges	44,496	44,446
Professional fees	—	121,694
Maintenance agreement	—	40,370
Software	—	77,436
Prepaid royalties	—	399,899
Other	13,958	13,089
	$379,670	$1,045,795

Other assets consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Call termination charges	$22,318	$21,145
Legal deposit	4,792	4,540
Rent	—	29,522
Other	2,180	2,065
	$29,290	$57,272

Accrued expenses at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Professional fees	$266,777	$313,897
Payroll and payroll-related	156,319	141,983
Travel	50,171	33,415
Termination costs	36,951	60,924
Interest	23,818	17,693
Repairs and maintenance	15,047	—
Printing	5,000	14,655
Rent	—	8,514
Directors’ fees	—	20,200
Other	9,086	16,873
	$563,169	$628,154

(5)   Comprehensive Loss

For the three- and six-month periods ended June 30, 2006 and 2005, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments. Comprehensive loss was $3,511,724 and $2,225,807 for the three months ended June 30, 2006 and 2005, respectively. Comprehensive loss was $7,690,716 and $3,624,104 for the six months ended June 30, 2006 and 2005, respectively.

(6)   Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of potential common stock equivalents then outstanding. As there was a net loss for the three-and six-month periods ended June 30, 2006, 5,755,000 outstanding stock options (excluding 6,350,000 options granted on December 23, 2005, 948,000 options granted on April 11, 2006, later reduced to 448,000 (see Note 7), and 1,270,000 granted on April 12, 2006, all pending shareholder ratification of an amendment to the 2004 Stock Incentive Plan, which was approved on July 17, 2006), 24,778,725 outstanding warrants, and 8,399,999 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive. As there was a net loss for the three- and six-month periods ending June 30, 2005, 3,025,000 outstanding stock options, 9,302,500 outstanding warrants, and 11,200,000 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

(7)   Employment Agreements

On April 11, 2006, the Company entered into an employment agreement with J. Keith Markley relating to Mr. Markley’s employment as its chief executive officer. On August 1, 2006, the Company entered into an amendment of the employment agreement in connection with a reorganization of the Company’s management positions.   The amendment provides, among other things, that Mr. Markley resigns as the Company’s chief executive officer and agrees to serve as the president of Vistula USA, Inc., a wholly-owned US subsidiary of the Company. Under the amended employment agreement, the Company will pay Mr. Markley an annual base salary of $290,000 and provide him with customary employment-related benefits.

The amendment also provides that, in addition to the existing severance benefits already contained in his employment agreement, in the event he voluntarily terminates his employment prior to a change of control (as defined in the amendment) or in the event that the Company elects to terminate his employment as a result of his repeated failure to comply with reasonable directions and instructions of the Company’s chief executive officer or board of directors in connection with the performance of his duties and responsibilities under his employment agreement prior to a change of control, the Company will be required to make severance payments to him equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following termination of his employment. In the event the Company terminates Mr. Markley’s employment without cause, the Company will be required to make severance payments equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following the termination if his employment is terminated in his first year of employment and in each case for a period of eighteen months if his employment is terminated at any time after his first year of employment.

The original employment agreement provided for the grant to Mr. Markley of two non-qualified stock options to purchase shares of common stock, one exercisable for 3,052,000 shares and the other exercisable for 948,000 shares, with the latter option grant subject to the ratification by stockholders at the next annual meeting of an increase in the number of shares available under the Amended and Restated 2004 Stock Incentive Plan to at least 16,000,000 shares, which ratification occurred on July 17, 2006. The Company’s compensation committee approved these grants on April 11, 2006, and fixed the exercise price per share at $1.18, representing the fair market value of the Company’s common stock on the date of grant based on the previous day’s closing price.  In the amendment, Mr. Markley also agreed to waive his rights to exercise that portion of his outstanding option to purchase 948,000 shares of common stock granted to him on April 11, 2006 which entitles him to purchase 500,000 shares of common stock. Mr. Markley will retain the right to purchase up to 448,000 shares of common stock under that option. In the amendment, Mr. Markley also agreed to waive any claims he might have against the Company in connection with his change in position with the Company.

Each option vests with respect to one-sixth of the total number of shares subject to the option six months after the date of grant (April 11, 2006). Each option continues to vest with respect to an additional one thirty-sixth of the total number of shares subject to the option on a monthly basis thereafter until fully vested. The options will accelerate in full upon a change of control of the Company or a termination without cause (as defined in the employment agreement).

Mr. Markley has agreed not to engage, during his employment and for a period equal to the longer of (a) one year following the termination of his employment or (b) the period for which he is entitled to severance payments following the termination of his employment, in any activities competitive with the Company in the United States or any foreign territory where the Company or any of its subsidiaries are conducting business. Mr. Markley also agreed, during that period, not to solicit any of the Company’s employees or the employees of its subsidiaries to leave the Company or to solicit any of the Company’s clients to terminate or curtail their business relationships with the Company.

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

(8)   Related Party Transactions

On March 10, 2006, on behalf of the Company, the Company’s Chairman, Rupert Galliers-Pratt (the “Chairman”), advanced $75,000 directly to an escrow agent, allowing the Company to fulfill a contractual commitment in the normal course of business. The deposit was returned to the Chairman in full on March 27, 2006.

(9)   Commitments and Contingencies

Since its inception, the Company has sustained its operations through funding provided by the Company’s  Chairman, as well as contributed services by the Chairman and other stockholders, and debt and equity financings. The Chairman has made various advances to the Company from a credit facility established in the name of the Chairman, as well as other of the Chairman’s personal assets. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2006 as and if needed, until such time that the Company raises additional external capital. In the absence of external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. Although the Company raised a substantial amount of capital from third parties during the six months ended June 30, 2006 (see Note 15), there can be no assurances that the Company can continue to raise such capital on acceptable terms, if at all.

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

In consideration for these services, the Company agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation of a significant debt or equity financing from which the Company obtains gross proceeds of at least $5 million. Following the May 2006 financing described in Note 15, the monthly cash fee payable to Indigo increased to $30,000.  Also, the Company issued to Indigo 1,500,000 restricted shares of common stock, which shares vested on May 22, 2006 upon the closing of the financing described in Note 15.  The shares the Company issued to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one (1) year period beginning on January 27, 2006 and ending on January 27, 2007. If the Company terminates the Agreement as a result of a material breach of this Agreement by Indigo, the Company will have the right and option to repurchase fifty percent (50%) of all of the then unvested shares at a purchase price of $0.001 per share.

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

All outstanding principal and interest on the credit facility plus the commitment fee became due and payable on May 22, 2006, which was the earlier of (i) September 30, 2006, or (ii) the closing of the sale of a minimum of $6,000,000 of the Company’s equity securities. As the financing closed prior to September 30, 2006, the Company also paid the lender an early repayment fee equal to 2.25% of the total amount of the credit facility. The rights of the lender under the credit facility are junior to those of the outstanding convertible debentures. Advances drawn under this agreement were guaranteed by the Company’s Chairman.

A portion of the cash received due to the sale of units consisting of common stock and warrants described in Note 15, was used on May 24, 2006, to pay down the credit facility in its entirety including all interest accrued, commitment fees, and early repayment fees. Also, the sale of units consisting of common stock and warrants described in Note 15, resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants described above. Such adjustment reduced the exercise price of such warrants from $1.50 to $1.34 per share of common stock and increased the number of exercisable shares related to such warrants from 500,000 to 559,701.

(10)         Indemnification

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

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally distributors, agents, or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. In addition, the Company has agreed to indemnify the investors in the private placement financings described in Note 12 and 15 against certain losses arising under the Securities Act for misleading statements or omissions by the Company contained in a registration statement or prospectus relating to securities being sold by such investors. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

(11)         Convertible Promissory Note to Related Party

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan convertible promissory notes in the principal amounts of $125,000 and $50,000 on July 12, 2004 and on August 11, 2004, respectively. Both convertible promissory notes have a one year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share. On August 11, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2005. On December 15, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2006.  On June 30, 2006, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2006.

(12)         Convertible Debentures and Warrant Financing

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

Of the $8,400,000 aggregate principal amount of convertible debentures sold, through June 30, 2006, $2,100,000 in outstanding principal has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods, with $6,300,000 in principal remaining outstanding at June 30, 2006.  In the Company’s consolidated balance sheet at June 30, 2006, the remaining principal of $6,300,000 has been reduced by unamortized debt discount of $690,637.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having the Company withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, the Company would receive no proceeds from the sale of its common stock in connection with such exercise.  The warrants were initially exercisable for an aggregate 8,400,000 shares of common stock. As of June 30, 2006, the Company had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

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

The Company registered for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares underlying the debentures and warrants pursuant to a registration statement on Form SB-2, as amended (File No. 333-123815). The registration statement was declared effective on May 3, 2005.

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

(13)         Distribution and Marketing Agreement

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. (“NetYantra US”)  and NetYantra India Pvt. Ltd. (“NetYantra India”, with NetYantra US and NetYantra India being hereinafter referred to collectively as “NetYantra”) pursuant to which NetYantra granted to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, internet service providers, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, the Company paid NetYantra $400,000 and was required to pay NetYantra fifty percent of certain net revenues that the Company derived from the distribution of the V-Cube™ platform.

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

On May 1, 2006, the Company executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-Cube™ IP-PBX software platform. See Note 14. The distribution and marketing agreement was terminated upon closing of the acquisition of the V-Cube™ platform and associated intellectual property under the Asset Purchase Agreement on June 7, 2006.

(14)         Purchase of Software and Intellectual Property

Effective April 28, 2006, Vistula executed and delivered an Asset Purchase Agreement (the “Purchase Agreement”) with NetYantra. Under the terms of the Purchase Agreement, Vistula agreed to purchase NetYantra’s V-Cube IP-PBX platform software and associated intellectual property that the Company was licensed to market and distribute pursuant to the distribution and marketing agreement described in Note 13 above. The purchase price for the software and associated intellectual property was $8.8 million in cash, 14 million shares of Vistula’s common stock (the “Share Consideration”) and the outstanding prepaid amount ($399,189) for royalties due on future net revenues that was paid under the terms of the distribution and marketing agreement described in Note 13 above. Completion of the acquisition was subject to Vistula obtaining sufficient financing to pay the cash portion of the purchase price, the negotiation of ancillary agreements between the parties (including a services agreement under which NetYantra will provide support and development services with respect to the acquired software and a registration rights agreement under which Vistula will grant NetYantra US certain rights to require registration of the shares received as part of the purchase price for resale under the Securities Act), and completion, to Vistula’s satisfaction, of a due diligence review in connection with the acquisition and customary closing conditions.

On May 11, 2006, the Company and NetYantra entered into an amendment (“Amendment No. 1”) to the Purchase Agreement. The effect of Amendment No. 1 was to allow the Company to issue, at the closing, such portion of the Share Consideration as may be validly delivered by it and to defer the issuance of the remaining portion of the Share Consideration until a date on or before the fifth business day immediately following the date on which the Company amended its certificate of incorporation to increase the shares of common stock authorized thereunder; provided, however that such amendment would occur not later than August 31, 2006.

On June 7, 2006 the Company and NetYantra entered into a second amendment to the Purchase Agreement (“Amendment No. 2”). The effect of Amendment No. 2 was to add several new sections to the Purchase Agreement requiring the Company and NetYantra to use commercially reasonable efforts to negotiate and execute within sixty (60) days following the closing of the asset purchase transaction a license and revenue agreement, a services agreement and an executive employment agreement. Further, Amendment No. 2 also provides that during the term of the services agreement and for 12 months thereafter neither the Company nor NetYantra will solicit for hire, directly or indirectly, an employee, subcontractor or consultant of the other party, without that other party’s written consent. Finally, Amendment No. 2 contains a provision that requires NetYantra to take all necessary steps to terminate certain designated agreements between NetYantra and third parties.  On August 3, 2006, the Company and NetYantra agreed to a 30 day extension to negotiate and execute a license and revenue agreement, a services agreement, and an executive employment agreement.

On June 7, 2006, in connection with the Purchase Agreement, as amended, the Company entered into a Registration Rights Agreement with NetYantra US (the “Registration Rights Agreement”) which provides NetYantra US with certain registration rights with respect to the shares being issued to NetYantra US pursuant to the Purchase Agreement (“Registrable Securities”). Under the terms of the Registration Rights Agreement, if at any time after the earlier of (i) the second anniversary of the date of that agreement or (ii) the date on which a persons or persons acting in concert who are not shareholders of the Company as at the date of that agreement acquire in a transaction or series of related transactions an aggregate of at least thirty percent (30%) of the then outstanding shares of common stock of the Company, the Company receives a request from NetYantra US that it requests a registration with respect to the Registrable Securities then outstanding, then the Company shall as soon as practicable, and in any event within forty-five (45) days after the date such request is given by NetYantra US, file a registration statement under the Securities Act, covering all Registrable Securities then outstanding. NetYantra US also has the right to request that the Registrable Securities be registered if the Company proposes to register any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash.

On June 7, 2006, Vistula completed the acquisition of certain assets of NetYantra for an aggregate purchase price of $8.8 million in cash and the Share Consideration. In accordance with the terms of the Purchase Agreement, as amended, 10,068,833 shares of the Share Consideration were issued to NetYantra US at the closing, and recorded at the day’s closing stock price of $1.22 per share.  The remaining shares to be issued (3,931,167) were accrued for at June 30, 2006 at $1.22 per share ($4,796,024).  The remaining shares comprising the Share Consideration were issued as of July 19, 2006, following the approved increase in the Company’s authorized common stock by its stockholders at the annual meeting held on July 17, 2006. The source of the cash portion of the purchase price was funds the Company had received in a common stock and warrant financing that closed on May 22, 2006 (see Note 15).

The Company recorded the acquisition of the V-Cube™ IP-PBX platform software and associated intellectual property as an asset in June 2006 at a total of $26,279,189 ($8.8 million in cash, 14 million shares at $1.22 per share, and the outstanding prepaid royalty amount of $399,189).  The Company has determined that the asset will be amortized over a five year estimated useful life beginning on July 1, 2006, which coincides with the first V-Cube™ product launch by one of the Company’s customers.  On July 19, 2006, the remaining Share Consideration of  3,931,167 shares was issued to NetYantra US.

(15)         Stock and Warrant Purchase Agreement

On May 22, 2006, the Company entered into a stock and warrant purchase agreement with 23 accredited investors whereby the Company sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock. The effective purchase price of the units was $1.00 per unit. In exchange for the units sold, the Company received gross cash proceeds of $16,300,000. The Company issued warrants for 13,040,000 common stock shares.  The warrants are exercisable until May 22, 2011 at an exercise price of $1.00 per share.

CRT Capital Group LLC (“CRT”) acted as the placement agent in connection with the offering. The aggregate commissions payable to CRT in connection with the private placement were approximately $978,000. In addition, the Company issued warrants to the placement agent to purchase 1,467,000 shares of common stock similar to those sold to the investors.

The Company realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15.2 million. The Company used a portion of these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube™ IP-PBX platform as described in Note 14 ($8.8 million); pay the outstanding principal, interest and fees related to the revolving credit agreement with Indigo Investments I LLC described in Note 9 ($1.5 million); and pay the outstanding principal and interest related to a promissory note for equipment ($0.8 million).

The Company agreed to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. The Company was required to file the registration statement with the Securities and Exchange Commission (“SEC”) within forty-five (45) days of the closing and use its best efforts to cause the registration statement to be declared effective under the Securities Act no later than the earlier of (i) ninety (90) days (or in the case of a full review one hundred and twenty (120) days) after the closing date and (ii) the sixth (6th) business day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The Company is required to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or are freely saleable and the second anniversary of the closing. In the event that the registration statement is not timely filed or declared effective when due, or after effectiveness ceases to remain effective, the Company is obligated to make cash payments in the nature of liquidated damages up to a limit of 10% of the purchase price of the units.  A registration statement was filed on June 30, 2006 and became effective on July 14, 2006.

(16)         Subsequent Events

On July 17, 2006, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to increase to 200,000,000 the number of shares of common stock, par value $.001, the Company is authorized to issue (the “Amendment”). The Amendment became effective on July 18, 2006 upon the filing of the Amendment with the Delaware Secretary of State’s office.

On July 17, 2006, the stockholders of the Company ratified an amendment to the Company’s 2004 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 20,000,000 shares.  Upon approval of the amendment to the Plan, the Board-approved options granted on December 23, 2005 (6,350,000), April 11, 2006 (448,000) and April 12, 2006 (1,270,000), became issued and outstanding for financial reporting purposes.  See Note 2.

On July 19, 2006, following the approved increase in the Company’s authorized common stock by its stockholders at the annual meeting held on July 17, 2006, the Company issued the remaining 3,931,161 shares to NetYantra US in accordance with the Purchase Agreement, as amended.

Effective August 1, 2006, the Company reorganized the management structure of Vistula and its wholly-owned subsidiaries, Vistula Limited and Vistula USA, Inc. As part of the reorganization, Rupert Galliers-Pratt will retain his position as Chairman and President of Vistula Communications Services, Inc. and will also now serve as its Chief Executive Officer. Adam Bishop will continue to serve as Chief Executive Officer of Vistula Limited, Vistula’s UK-based subsidiary and has resigned as President of Vistula USA, Inc., Vistula’s US operating company. Keith Markley has assumed the position of President of Vistula USA, Inc., and has resigned as Chief Executive Officer of Vistula. Mr. Markley will continue to serve on the Board of Directors of Vistula.  Jared Taylor has been appointed the Company’s Chief Financial Officer.

Effective August 1, 2006, Mr. Rupert-Galliers-Pratt has been appointed by the Company’s board of directors as chief executive officer to replace Mr. Markley, effective upon Mr. Markley’s resignation from that position. Mr. Galliers-Pratt has served as chairman of the Company’s board of directors since its inception. He served as the Company’s president and chief executive officer from the Company’s inception until September 1, 2004 and resumed service in those capacities on February 8, 2005 until April 11, 2006 when he resigned as chief executive officer upon the appointment of Mr. Markley to that position. He also serves as chairman of the board of directors of the Company’s wholly-owned subsidiaries, Vistula Limited, Vistula USA, Inc. and Cardlink Services Limited.

On August 1, 2006, the Company entered into an amendment of the employment agreement with Keith Markley, the Company’s former chief executive officer, in connection with the reorganization of the Company’s management positions described above.  The amendment provided, among other things, that Mr. Markley resign as the Company’s chief executive officer and that he agree to serve as the president of Vistula USA, Inc., the Company’s wholly-owned US subsidiary. The amendment also amended Mr. Markley’s employment agreement to provide that, in addition to the existing severance benefits already contained in his employment agreement, in the event he voluntarily terminates his employment prior to a change of control (as defined in the amendment) or in the event that the Company elects to terminate his employment as a result of his repeated failure to comply with reasonable directions and instructions of the Company’s chief executive officer or the Company’s board of directors in connection with the performance of his duties and responsibilities under his employment agreement prior to a change of control, the Company will be required to make severance payments to him equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following termination of his employment.

In the amendment, Mr. Markley also agreed to waive his rights to exercise that portion of his outstanding option to purchase 948,000 shares of the Company’s common stock granted to him on April 11, 2006 which entitles him to purchase 500,000 shares of the Company’s common stock. He will retain the right to purchase up to 448,000 shares of the Company’s common stock under that option. In the amendment, Mr. Markley also agrees to waive any claims he might have against the Company in connection with his change in position with the Company.

Effective August 1, 2006, Jared Taylor has been appointed as the Company’s Chief Financial Officer, Treasurer and Secretary following the resignation of George Vaughn of Vaughn & Associates, P.C., who was serving in these capacities under a consulting agreement between the Company and Vaughn & Associates, P.C. Mr. Taylor was promoted from his prior position of Manager of Accounting and Administration, a position he held since he joined the Company in July 2005. In connection with Mr. Taylor’s promotion to the role of chief financial officer, the Company has agreed to pay Mr. Taylor an annual base salary of $125,000 and to grant him an incentive stock option to purchase up to 200,000 shares of the Company’s common stock.  The option has an exercise price of $0.65 per share, representing the fair market value of the Company’s common stock on the date of grant (July 28, 2006). The option vests in four equal annual installments of 50,000 shares commencing on the first anniversary date of the date of option grant and thereafter on each subsequent anniversary of the date of option grant until fully vested. The option shall become fully vested upon a change of control (as defined in his option agreement).

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

On April 1, 2005, we entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we license Telstra Europe to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The agreement grants Telstra Europe an exclusive license to provide the hosted solution to its customers in the United Kingdom and Ireland for a period of five years. The monthly license fee payable by Telstra Europe to us is based on the number of individual users at the various Telstra Europe customers who are using the VoIP services provided by Telstra Europe through use of the V-Cube™ platform. We anticipate leveraging the marketing advantages and customer relationships of Telstra Europe to provide us with regular monthly revenue. On July 3, 2006, Telstra Europe launched IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform.

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

Recent Developments

On May 22, 2006, we completed a private placement of units with 23 accredited investors whereby we sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock.  The effective purchase price of the units was $1.00 per unit.  In an exchange for the units sold, we received gross proceeds of $16,300,000.  The warrants are exercisable until May 22, 2011 at an exercise price of $1.00 per share.  See Note 15.

On June 7, 2006, we purchased NetYantra’s VoIP IP-PBX platform software and associated intellectual property. We previously distributed this software as the V-Cube™ VoIP IP-PBX platform offering under a distribution and marketing agreement with NetYantra. The V-Cube™ VoIP IP-PBX platform enables telecom carriers and internet service providers to offer a broad range of IP telephony services from simple IP telephone calls to video conferencing to their customers.

The purchase price for the software and associated intellectual property was $8.8 million in cash, 14 million shares of our common stock and $399,189 in prepaid royalties. See Note 14.

Following ratification of an amendment to the Company’s Certificate of Incorporation to increase to 200,000,000 the number of shares of common stock, par value $.001, the Company is authorized to issue, and an amendment to the Company’s 2004 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 20,000,000 shares, the Board-approved options granted on December 23, 2005 (6,350,000), April 11, 2006 (448,000) and April 12, 2006 (1,270,000), became issued and outstanding for financial reporting purposes. On July 19, 2006, following the approved increase in the Company’s authorized common stock, the Company issued the remaining 3,931,161 shares to NetYantra US in accordance with the Purchase Agreement, as amended.

Effective August 1, 2006, the Company reorganized the management structure of Vistula and its wholly-owned subsidiaries, Vistula Limited and Vistula USA, Inc. As part of the reorganization, Rupert Galliers-Pratt will retain his position as Chairman and President of Vistula Communications Services, Inc. and will also now serve as its Chief Executive Officer. Adam Bishop will continue to serve as Chief Executive Officer of Vistula Limited, Vistula’s UK-based subsidiary and has resigned as President of Vistula USA, Inc., Vistula’s US operating company. Keith Markley has assumed the position of President of Vistula USA, Inc., and has resigned as Chief Executive Officer of Vistula. Mr. Markley will continue to serve on the Board of Directors of Vistula.  Jared Taylor has been appointed the Company’s Chief Financial Officer.  See Note 16.

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

Results of Operations

Net revenues for the three-month period ended June 30, 2006 were $237,919 which represents an increase of $7,789 (3.4%) over the $230,130 in net revenues for the three-month period ended June 30,

2005. Net revenues for the six-month period ended June 30, 2006 were $557,338 which represents an increase of $205,011 (58.2%) over the $352,327 in net revenues for the six-month period ended June 30, 2005. These increases are primarily attributable to an increase in wholesale revenues from UK customers.

Cost of revenues for the three-month period ended June 30, 2006 were $324,091, an increase of 53.2% over the $211,511 in the three-month period ended June 30, 2005. Cost of revenues for the six-month period ended June 30, 2006 were $675,604, an increase of 69.0% over the $399,780 in the six-month period ended June 30, 2005. The increase for the three-month period ended June 30, 2006 is primarily due to the increased cost of our co-location facilities in both the United States and the United Kingdom.  The increase for the six-month period ended June 30, 2006 is primarily due to an increase in wholesale revenues and cost of co-location facilities in both the United States and the United Kingdom.  Both increases for the three- and six-month periods ended June 30, 2006 over the respective periods in 2005 are net of engineering costs classified as costs of revenue. For the three-month period ended June 30, 2006 engineering costs classified as costs of revenue of $42,606 decreased 63.1% as compared to the same period in fiscal 2005, and engineering costs classified as costs of revenue for the six-month period ended June 30, 2006 of $85,807 decreased 53.1% compared to the same period in fiscal 2005.  Both three and six month decreases in engineering costs are due to reductions in personnel costs.

Selling, general and administrative costs for the three-month period ended June 30, 2006 were $3,125,449, an increase of 70.8% over the $1,829,600 for the three-month period ended June 30, 2005. Selling, general and administrative costs for the six-month period ended June 30, 2006 were $6,966,029, an increase of 131.2% over the $3,012,704 for the six-month period ended June 30, 2005. During the three-month period ended June 30, 2006, we incurred non-cash expenses of $231,945 as a result of the issuance of a warrant to a financial advisory firm as compensation for its services to us, and $410,845 as a result of the issuance of a warrant to the lender as partial compensation for the revolving credit facility described in Note 9, which was fully repaid during the three-month period ended June 30, 2006. In addition, we incurred increases in expenses for the three-month period ended June 30, 2006 associated with our periodic public company filing requirements including professional and consulting fees, public and investor relations fees, public company recordkeeping costs, and insurance. We also incurred increases in operational expenses due to the growing needs of the business, including compensation of additional employees and consultants, marketing and engineering activities related to our VoIP product offering, increased rental costs for our facilities, and fees for the establishment of a revolving credit facility, net of a decrease in travel and entertainment expenses.

During the six-month period ended June 30, 2006, we incurred non-cash expenses of $1,875,000 as a result of the issuance of common stock to a financial advisory firm as partial compensation for its services to us, $231,945 as a result of the issuance of a warrant to a financial advisory firm as partial compensation for its services to us, and $410,845 as a result of the issuance of a warrant to the lender as partial compensation for the revolving credit facility described in Note 9, which was fully repaid during the six-month period ended June 30, 2006. In addition, we incurred increases in expenses for the six-month period ended June 30, 2006 associated with our periodic public company filing requirements including professional and consulting fees, public and investor relations fees, public company recordkeeping costs, insurance, and printing. We also incurred increases in operational expenses due to the growing needs of the business including compensation of additional employees and consultants, expenses relating to maintenance and support agreements of purchased telecommunications equipment, marketing and engineering activities related to our VoIP product offering, increased rental costs for our facilities, and fees for the establishment of a credit facility, net of a decrease in travel and entertainment expenses.

Interest expense, net for the three-month period ended June 30, 2006 of $298,773 decreased 21.5% compared to $380,822 for the three-month period ended June 30, 2005. Interest expense, net for the six-month period ended June 30, 2006 of $613,876 increased 13.1% over the $542,565 for the six-month period ended June 30, 2005.  During the three-month period ended June 30, 2006 interest expense, net decreased over the respective period in fiscal 2005 primarily due to a lower level of debt as the result of $2.1 million of convertible debentures being converted in late 2005, net of an increase in interest earned on cash balances from the revolving credit facility described in Note 9 and from proceeds obtained from the stock and warrant purchase agreement described in Note 15.  During the six-month period ended June 30,

2006 the increase in interest expense, net is attributable to interest expense on the revolving credit facility described in Note 9, together with increased convertible debenture interest due to the debentures being outstanding for the entire six-month period ended June 30, 2006.

The non-cash expense for employee compensation for stock options for the three-month periods ended June 30, 2006 and June 30, 2005 was $270,068 and $198,500, respectively.  The non-cash expense for employee compensation for stock options for the six-month periods ended June 30, 2006 and June 30, 2005 was $330,171 and $397,000, respectively.  The non-cash expense for non-employee compensation for stock options for the three-month periods ended June 30, 2006 and June 30, 2005 was $22,516 and $0, respectively.  The non-cash expense for non-employee compensation for stock options for the six-month periods ended June 30, 2006 and June 30, 2005 was $45,179 and $0, respectively.

For the three-month period ended June 30, 2006, we incurred a net loss of $3,510,394 or $0.08 net loss per common share, basic and diluted.  For the six-month period ended June 30, 2006, we incurred a net loss of $7,698,171 or $0.20 net loss per common share, basic and diluted.

Liquidity And Capital Resources

As of June 30, 2006, we had cash and cash equivalents of approximately $2,468,000 and a working capital deficit of approximately $3,303,000. This represents an increase in cash and cash equivalents of approximately $1,915,000 from December 31, 2005 and an increase in the working capital deficit of approximately $2,961,000 from that at December 31, 2005. Since our inception through June 30, 2006, we have generated losses of approximately $24,275,000. Accounts receivable were approximately $102,000 at June 30, 2006, a decrease of approximately $29,000 from December 31, 2005. Accounts payable and accrued liabilities at June 30, 2006 increased approximately $5,051,000 from December 31, 2005, of which approximately $4,796,000 has been accrued for the outstanding payment due in common stock to NetYantra for the software and intellectual property acquisition described in Note 14.

We have made cash expenditures for capital equipment from our inception until June 30, 2006 of approximately $11,210,000, in connection with the purchase of telecommunications equipment necessary to begin our business.

On May 22, 2006, we entered into a stock and warrant purchase agreement with 23 accredited investors whereby we sold 16,300,000 units. Each unit consists of one share of our common stock and eight-tenths of one warrant to acquire one share of common stock and was sold at a purchase price of $1.00 per unit. In exchange for the units sold, we received gross cash proceeds of $16,300,000. The warrants are exercisable until May 2011 at an exercise price of $1.00 per share.

CRT Capital Group LLC (“CRT”) acted as the placement agent in connection with the offering. The aggregate commissions payable to CRT in connection with the private placement were approximately $978,000. In addition, we issued warrants to the placement agent to purchase 1,467,000 shares of common stock similar to those sold to the investors.

We realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15.2 million. We used a portion of these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube IP-PBX platform as described below ($8.8 million); paid the outstanding principal, interest and fees related to the revolving credit agreement with Indigo Investments I LLC described in Note 9 ($1.5 million); and paid the outstanding principal and interest related to a promissory note for equipment ($0.8 million).  We will need to obtain additional financing in order to sustain our operations.

On May 1, 2006, we executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-Cube™ IP-PBX software platform. On June 7, 2006, we completed the acquisition of software and intellectual property for $8.8 million in cash and 10,068,833 shares of common stock, with the remaining 3,931,167 shares of common stock being issued on July 19, 2006, as permitted by the second amendment to the purchase agreement.  The terms of this agreement are described in Note 14.

As of June 30, 2006, we have $6,300,000 of 8% convertible debentures outstanding, out of the original $8,400,000 principal amount issued in March 2005. For financial reporting purposes, the remaining principal of $6,300,000 has been reduced by unamortized debt discount of approximately $700,000. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date. In addition, on any date on which all or a portion of the principal of a debenture is converted, all unpaid interest having accrued on such principal at the time of such conversion will become immediately payable. We are not permitted to prepay any portion of the principal amount of any of the debentures without the prior consent of the holder thereof.

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

Through June 30, 2006, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having us withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, we would receive no proceeds from the sale of our common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of our common stock. As of June 30, 2006, we had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below. The exercise price is subject to adjustment in the event of certain issuances of new securities. Specifically, except in the case of certain designated issuances, if we issue shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of our common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price per share. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by our board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

We also issued to the placement agent a warrant to purchase up to 802,500 shares of our common stock at an initial exercise price of $1.00 per share. The warrant, which expires on March 4, 2010, is on substantially the same terms as the warrants issued to the investors in the private placement.

We have registered for resale under the Securities Act the shares underlying the debentures and warrants pursuant to a registration statement on Form SB-2, as amended, (File No. 333-123815). The registration statement was declared effective on May 3, 2005.

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

On May 23, 2006, we paid the remaining principal amount ($770,000) and any unpaid interest originally payable pursuant to a promissory note for an aggregate principal amount of $1,170,000 issued in March 2005 in connection with our purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS.

We do not believe that our available cash and cash equivalents, including the cash proceeds from the recently completed private placement described above, will be sufficient to meet our working capital requirements, including the funding of operating losses, and capital expenditure requirements for our next fiscal year. Previously, our primary sources of capital have been the revenues generated from interconnect agreements with our customers, debt and equity financings, and advances made by one of our principal stockholders from a credit facility established in the name of the stockholder and other of the stockholder’s personal assets.

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

Under this agreement, we paid Quest $50,000 in consideration for Quest’s assistance relating to the execution by us and Saigon Post and Telecommunications Services Corporation (“SPT”) of a memorandum of understanding and pilot license agreement with respect to the V-Cube™. The memorandum of understanding, which we entered into on September 20, 2005, contemplates that, following legal and technical evaluation of the V-Cube™ platform by SPT, SPT and the Company will negotiate and enter into an agreement with respect to the deployment and commercialization of the V-Cube™ platform in Vietnam. The pilot license agreement, which we entered into on October 15, 2005, permitted SPT to use the V-Cube™ platform for evaluation and testing purposes on a royalty-free basis from November 15, 2005 through February 15, 2006.

We entered into a distribution and marketing agreement with SPT with respect to the V-Cube™ on July 3, 2006.  Upon signing this agreement, we are obligated to issue to Quest 300,000 shares of our common stock and to pay to Quest $150,000 in cash, plus a continuing commission of thirty percent of the license fees we receive from SPT in connection with the licensing and distribution of the V-Cube™ in the above-mentioned geographic areas (net of sales, use and value added taxes, if any, payable by us in connection with such license fees).

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

In consideration for these services, we have agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation by us of a significant debt or equity financing from which we obtain gross proceeds of at least $5 million. Following the May 2006 financing described in Note 15, the monthly cash fee payable to Indigo increased to $30,000.  Also, we issued to Indigo 1,500,000 restricted shares of our common stock, which shares vested on May 22, 2006 upon the closing of the financing described in Note 15. The shares we issued to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one (1) year period beginning on January 27, 2006 and ending on January 27, 2007. If we terminate the Agreement as a result of a material breach of this Agreement by Indigo, we will have the right and option to repurchase fifty percent (50%) of all of the then unvested shares at a purchase price of $0.001 per share.

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

Changes in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s second fiscal quarter of 2006 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

 None.

Item 6. Exhibits

     (a) Exhibits.

Exhibit		Filed with this Form	Incorporated by Reference
Number	Exhibit Description	10-QSB	Form	Filing Date	Exhibit No.
2.1	Asset Purchase Agreement by and among Vistula Communications Services, Inc., NetYantra, Inc. and NetYantra India Private Limited dated as of April 28, 2006		Form 8-K	May 2, 2006	2.1
2.2	Amendment No. 1 to the Asset Purchase Agreement by and among Vistula Communications Services, Inc., NetYantra, Inc. and NetYantra India Private Limited dated May 11, 2006		Form 8-K	June 13, 2006	2.1
2.3	Amendment No. 2 to the Asset Purchase Agreement by and among Vistula Communications Services, Inc., NetYantra, Inc. and NetYantra India Private Limited dated June 7, 2006		Form 8-K	June 13, 2006	2.2
2.4	Registration Rights Agreement by and between Vistula Communications Services, Inc. and NetYantra, Inc. dated June 7, 2006		Form 8-K	June 13, 2006	2.3
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on September 22, 2003		Form 10-SB	May 12, 2004	3.1
3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 2004		Form 10-SB	May 12, 2004	3.2

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 4, 2004		Form 10-SB	May 12, 2004	3.3
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 18, 2006		Form 8-K	July 20, 2006	3.1
10.1	Employment Agreement with John Keith Markley dated April 11, 2006		Form 8-K	April 14, 2006	10.1
10.2	Stock and Warrant Purchase Agreement by and among Vistula Communications Services, Inc. and the Investors named therein dated May 19, 2006		Form 8-K	May 22, 2006	99.2
10.3	Registration Rights Agreement by and among Vistula Communications Services, Inc. and the Holders named therein dated May 22, 2006		Form 8-K	May 22, 2006	99.3
10.4	Form of Investor Common Stock Purchase Warrant		Form 8-K	May 22, 2006	99.4
10.5	Form of Placement Agent Common Stock Purchase Warrant		Form 8-K	May 22, 2006	99.5
10.6	Placement Agency Agreement with CRT Capital Group LLC dated May 19, 2006		Form 8-K	May 22, 2006	99.6
31.1	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
31.2	Certification by Jared P. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
32.1

Certification by Rupert Galliers-Pratt pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.

		X
32.2

Certification by Jared P. Taylor pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.

		X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vistula Communications Services, Inc.

Date: August 14, 2006	By:	/s/ Rupert Galliers-Pratt
Rupert Galliers-Pratt
Chief Executive Officer