Form 10QSB
period 2006-09-30
Vistula Communications Services, Inc.
filed 2006-11-14
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

As of November 10, 2006, there were 66,964,898 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Balance Sheets as of September 30, 2006 and
December 31, 2005

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$547,188	$553,127
Accounts receivable	169,443	130,748
Prepaid expenses and other current assets	393,381	1,045,795
Total current assets	1,110,012	1,729,670

Property and equipment, net	2,136,994	2,362,373
Deferred financing costs	401,293	613,742
Intangible assets	24,965,229	—
Other assets	30,198	57,272
Total Assets	$28,643,726	$4,763,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,143,466	$398,841
Accrued expenses	602,458	628,154
Convertible promissory note to related party	175,000	175,000
Notes payable	—	870,000
Total current liabilities	1,920,924	2,071,995
Convertible debentures	5,726,260	5,424,902
Total liabilities	7,647,184	7,496,897

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,464,898 and 31,914,898 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	64,464	31,914
Additional paid-in capital	51,540,309	13,975,077
Deferred compensation	—	(13,422)
Accumulated deficit	(30,477,997)	(16,576,999)
Cumulative translation adjustment	(130,234)	(150,410)
Total stockholders’ equity (deficit)	20,996,542	(2,733,840)
Total Liabilities and Stockholders’ Equity (Deficit)	$28,643,726	$4,763,057

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC
Consolidated Statements of Operations for the
Three and Nine Months ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$191,999	$262,050	$749,337	$614,378

Cost of revenues	491,132	301,120	1,166,736	719,955

Gross margin (loss)	(299,133)	(39,070)	(417,399)	(105,577)

Operating expenses:
Selling, general and administrative	5,501,623	4,536,424	12,398,107	7,654,878
Research and development	98,016	—	167,561	—
Total operating expenses	5,599,639	4,536,424	12,565,668	7,654,878

Loss from operations	(5,898,772)	(4,575,494)	(12,983,067)	(7,760,455)

Interest expense, net	(304,055)	(445,778)	(917,931)	(863,539)

Net loss	$(6,202,827)	$(5,021,272)	$(13,900,998)	$(8,623,994)

Weighted-average basic and diluted shares outstanding	63,695,757	26,192,848	47,118,162	25,327,068

Basic and diluted net loss per common share	$(0.10)	$(0.19)	$(0.30)	$(0.34)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) for the
Nine Months ended September 30, 2006
(unaudited)

			Additional			Cumulative	Total
	Common Stock		Paid-in	Deferred	Accumulated	Translation	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Adjustment	Equity (Deficit)	Loss
Balance, December 31, 2005	31,914,898	$31,914	$13,975,077	$(13,422)	$(16,576,999)	$(150,410)	$(2,733,840)
Application of deferred compensation against additional paid-in capital			(13,422)	13,422			—
Issuance of common stock	31,800,000	31,800	34,167,365				34,199,165
Exercise of stock options	750,000	750	74,250				75,000
Issuance of stock options			2,694,249				2,694,249
Issuance of warrants pursuant to consulting agreement			231,945				231,945
Issuance of warrants pursuant to revolving credit facility			410,845				410,845
Net loss					(13,900,998)		(13,900,998)	$(13,900,998)
Change in cumulative translation adjustment						20,176	20,176	20,176
Balance, September 30, 2006	64,464,898	$64,464	$51,540,309	$—	$(30,477,997)	$(130,234)	$20,996,542	$(13,880,822)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC
Consolidated Statements of Cash Flows for the
Nine Months ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(13,900,998)	$(8,623,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,782,515	97,150
Non-cash expense pursuant to financial advisory agreements	1,875,000	—
Non-cash compensation expense	2,694,249	2,566,896
Non-cash issuance of common stock pursuant to distribution and marketing agreement	—	1,000,000
Non-cash interest expense	513,857	467,474
Issuance of warrant pursuant to consulting agreement	231,945	29,913
Issuance of warrant pursuant to revolving credit facility	410,845	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(30,121)	(46,983)
Prepaid expenses and other current assets	307,391	(918,755)
Increase (decrease) in:
Accounts payable	722,800	481,906
Accrued expenses	(38,779)	(546,579)
Net cash used in operating activities	(5,431,296)	(5,492,972)

Cash flows from investing activities:
Purchases of property and equipment	(195,716)	(408,701)
Purchase of software and intellectual property	(8,800,000)	—
Net cash used in investing activities	(8,995,716)	(408,701)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,244,165	3,000
Proceeds from bridge revolving credit agreement	1,250,000	—
Proceeds from exercise of stock options	75,000	—
Proceeds from issuance of convertible debentures and warrants, net of deferred financing costs	—	7,452,874
Payment on bridge revolving credit agreement	(1,250,000)	—
Payment on notes payable	(870,000)	—
Payments on due to stockholder	—	(801,630)
Payment of capital lease obligation	—	(500,000)
Net cash provided by financing activities	14,449,165	6,154,244

Effect of exchange rates on cash	(28,092)	(14,379)

Net (decrease) increase in cash and cash equivalents	(5,939)	238,192
Cash and cash equivalents, beginning of period	553,127	3,221

Cash and cash equivalents, end of period	$547,188	$241,413

Supplemental disclosure of cash flow information:

Cash paid for interest	$448,227	$433,042

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:

Issuance of common stock pursuant to financial advisory agreement	$1,875,000	$—

Issuance of common stock warrant pursuant to consulting agreement	$231,945	$—

Issuance of common stock warrant pursuant to revolving credit facility	$410,845	$—

Issuance of common stock pursuant to purchase of software and intellectual property	$17,080,000	$—

Reclass of prepaid royalties to purchase of intangible asset	$399,189	$—

Company expenses paid directly by and returned directly to stockholder	$75,000	$—

Issuance of common stock pursuant to capital lease obligation	$—	$324,874

Issuance of note payable pursuant to capital lease obligation	$—	$970,000

Issuance of common stock pursuant to debenture conversions	$—	$1,355,056

Issuance of common stock warrants in connection with convertible debenture financing	$—	$184,844

Reduction in fixed assets and related indebtedness pursuant to modification of asset purchase agreement	$—	$200,000

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

The Company uses the United States dollar as its reporting currency. The British pound is the functional currency of its wholly-owned subsidiary, Vistula Limited. The South African rand is the functional currency of its 60% owned subsidiary, Vistula Communications Services SA (Pty) Ltd. Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which are in effect during the period. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains (losses) were immaterial for the three- and nine- month periods ended September 30, 2006 and September 30, 2005.

In the event that the Company is not successful in implementing its business plan, or does not raise third-party capital, the Company will have to curtail certain expenditures, seek additional financing from one of its principal stockholders, or both in order to sustain operations. One of the Company’s principal stockholders has historically provided working capital advances and has caused a lender to issue letters of credit in favor of certain vendors and personally guaranteed advances drawn under a revolving credit agreement entered in March 2006. While the stockholder is not obligated to provide these working capital advances to the Company, or to provide personal guarantees with respect to credit facilities of the Company, or to cause a lender to issue standby letters of credit in favor of its vendors, the Company expects that the stockholder will continue to provide funds for operations in 2006 and into 2007, as and if needed, until such time that the Company’s operations are self-sustaining or the Company raises additional external capital, as the case may be. As described in Note 9, in March 2006 and April 2006 the Company received a total of $1.25 million in net proceeds under a revolving credit agreement. As described in Note 15, in May 2006 the Company received net proceeds of approximately $15.2 million from the sale of units, each unit consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock.

The consolidated financial statements shown for the period ended September 30, 2006 have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $13,900,998 for the nine-month period ended September 30, 2006 and had an accumulated deficit of $30,477,997 at September 30, 2006. Further, the Company had cash of $547,188 and a working capital deficit at September 30, 2006 of $810,912. These factors among others may indicate that the Company will be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing arrangements, to obtain additional financing as may be required, and ultimately to attain profitability. To address these issues, the Company is consulting with financial advisors to examine short-term borrowing alternatives. The Company will also continue to target and contract with telecommunications companies in order to build cash flow from operations and to execute its business plan.  The Company is continuously examining the development and implementation of cost controls to conserve cash.  Further, as described in Note 17, during the fourth quarter the Company has recognized revenues and has received cash payments from agreements entered into with Telstra Europe Limited. However, there is no assurance that the Company will be able to generate sufficient funds to continue as a going concern.

Expenditures for research and development of products are expensed as incurred.

Certain amounts from the three- and nine-month periods ended September 30, 2005 have been reclassified to conform with the current presentation.

(2)           Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first nine months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

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

As a result of the January 1, 2006 adoption of SFAS 123R and stock compensation expense related to options granted to non-employees, the Company recognized $375,993, and $421,172 in stock-based compensation expense for the three- and nine-month periods ended September 30, 2006, respectively.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Employee and director stock option grants:

Selling, general and administrative	$1,942,906	$2,273,077
	1,942,906	2,273,077

Non-employee consultants stock option grants and restricted stock awards:

Selling, general and administrative	375,993	421,172
	375,993	421,172

Total stock-based compensation	$2,318,899	$2,694,249

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123R in the first three quarters of 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(5,021,272)	$(8,623,994)
Add: Stock compensation expense included in net loss	1,802,459	2,199,459
Deduct: Stock compensation expense determined under fair value based method	(2,116,747)	(2,599,663)
Pro-forma net loss	$(5,335,560)	$(9,024,198)

Basic and diluted net loss per common share:
As reported	$(0.19)	$(0.34)
Pro-forma	$(0.20)	$(0.36)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Nine Months Ended September 30,
	2006	2005
Volatility	80%	80%
Risk-free interest rate	4.29 - 5.04%	3.98 - 4.05%
Expected life (years)	5	5
Dividend	None	None

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

On July 28, 2006, the Company granted Jared Taylor, who became Chief Financial Officer on August 1, 2006, an incentive stock option to purchase up to 200,000 shares of the Company’s common stock.  The option has an exercise price of $0.65 per share, representing the fair market value of our common stock, on the date of grant. The option vests in four equal annual installments of 50,000 shares commencing on the first anniversary date of the date of option grant and thereafter on each subsequent anniversary of the date of option grant until fully vested. The options will accelerate in full upon a change of control of the Company (as defined in his option agreement).

On April 12, 2006, the Company granted stock options to purchase 1,270,000 shares of common stock to certain consultants, employees, and directors as detailed below:

Employee, Consultant or Director	Shares

Adam Bishop	150,000

Ian Cope	50,000

Olympic Corporate Holdings Limited*	100,000

Nick Topham	50,000

George R. Vaughn	20,000

Executive Management Services Limited*	800,000

Anthony Warrender	50,000

J. Marcus Payne	50,000

1,270,000

*                    J. Marcus Payne, one of the Company’s directors, is a director of Olympic Corporate Holdings Limited.  Rupert Galliers-Pratt, the Company’s Chairman, President and Chief Executive Officer, holds indirect voting and investment control over shares held by Executive Management Services Limited.

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

On April 11, 2006, the Company granted stock options to J. Keith Markley to purchase 3,052,000 shares of common stock.  Mr. Markley was also granted on that day an option to purchase 948,000 shares of common stock contingent upon the approval by the Company’s stockholders of an increase in the number of shares available for options on restricted stock grants to at least 16,000,000 shares.  As per the amendment to Mr. Markley’s employment described in Note 7, a portion of his option to purchase 948,000 shares of commons stock which entitled him to purchase 500,000 shares was cancelled.  The remaining 448,000 shares subject to this option have an exercise price of $1.18 per share and an expiration date of April 11, 2016.  Each option vests with respect to one-sixth of the total number of shares subject to the option six months after the date of grant. Each option continues to vest with respect to an additional one thirty-sixth of the total number of shares subject to the option on a monthly basis thereafter until fully vested. The options will accelerate in full upon a change of control of the Company or a termination without cause (as defined in the employment agreement).

On December 23, 2005, the Company granted stock options to purchase 6,350,000 shares of common stock to certain consultants, employees, and directors as detailed below:

Employee, Consultant or Director	Shares

Adam Bishop	750,000

Ian Cope	250,000

Olympic Corporate Holdings Limited*	500,000

Nick Topham	250,000

George R. Vaughn	100,000

Executive Management Services Limited*	4,000,000

Anthony Warrender	250,000

J. Marcus Payne	250,000

6,350,000

*                    J. Marcus Payne, one of the Company’s directors, is a director of Olympic Corporate Holdings Limited.  Rupert Galliers-Pratt, the Company’s Chairman, President and Chief Executive Officer, holds indirect voting and investment control over shares held by Executive Management Services Limited.

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

As the stock options granted on April 12, 2006 (1,270,000 shares), April 11, 2006 (948,000 shares, less 500,000 shares cancelled) and December 23, 2005 (6,350,000 shares) were contingent upon stockholder approval of an increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan, which occurred on July 17, 2006, these amounts have been reflected as stock options granted during the three-month period ending September 30, 2006 in accordance with the provisions of SFAS 123R.

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of September 30, 2006 as the Company believes that forfeitures to date are not representative of likely future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Using the Black-Scholes option-pricing model, the weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $0.77  and the weighted average grant-date fair value of the options granted during the nine months ended September 30, 2005 was $0.45.

A summary of stock option activity as of September 30, 2006, and changes during the nine- month period then ended, is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2005	5,153,000	$0.31
Granted	12,660,000	$1.35
Cancelled	(2,700,000)	$0.43
Exercised	(750,000)	$0.10
Outstanding at September 30, 2006	14,363,000	$1.24	9.3	$796,360
Exercisable at $0.05 at September 30, 2006	15,000	$0.05	2.6	$9,150
Exercisable at $0.45 at September 30, 2006	1,780,750	$0.45	8.8	$373,958
Exercisable at $1.18 at September 30, 2006	100,000	$1.18	9.5	$—
Exercisable at $1.25 at September 30, 2006	410,625	$1.25	9.5	$—
Exercisable at $1.30 to $1.42 at September 30, 2006	438,334	$1.32	9.3	$—
Exercisable at $1.50 at September 30, 2006	2,053,125	$1.50	9.2	$—

(1)             The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period ($0.66) and the exercise price of the underlying options.

During the nine-months ended September 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at date of exercise and the price paid by the employee to exercise the options) was $937,500 and the total amount of cash received from exercise of these options was $75,000. The total grant-date fair value of stock options that vested during the three- and nine-months ended September 30, 2006 was $2,037,013 and $2,124,013, respectively.

As of September 30, 2006, there was approximately $6,484,840 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.4 years. The Company expects 9,565,166 shares subject to unvested options to vest in the future.

(3)           Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the nine-month periods ended September 30, 2006 and 2005 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)           Balance Sheet Detail

Prepaid expenses and other current assets at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Value added tax	$118,326	$77,043
Insurance	77,200	44,610
Rent	72,722	62,736
Prepaid call termination charges	68,256	44,446
Non-trade receivables	47,330	164,472
Professional fees	—	121,694
Software	—	77,436
Prepaid royalties	—	399,899
Maintenance agreement	—	40,370
Other	9,547	13,089
	$393,381	$1,045,795

Other assets consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Call termination charges	$23,010	$21,145
Legal deposit	4,941	4,540
Rent	—	29,522
Other	2,247	2,065
	$30,198	$57,272

Accrued expenses at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Professional fees	$469,495	$313,897
Termination costs	40,097	60,924
Interest	26,881	17,693
Travel	25,491	33,415
Repairs and maintenance	15,047	—
Printing	5,530	14,655
Payroll and payroll-related	—	141,983
Rent	—	8,514
Directors’ fees	—	20,200
Other	19,917	16,873
	$602,458	$628,154

(5)           Comprehensive Loss

For the three- and nine-month periods ended September 30, 2006 and 2005, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments. Comprehensive loss was $6,190,106 and $5,026,320 for the three months ended September 30, 2006 and 2005, respectively. Comprehensive loss was $13,880,822 and $8,650,423 for the nine months ended September 30, 2006 and 2005, respectively.

(6)           Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of potential common stock equivalents then outstanding. As there was a net loss for the three-and nine-month periods ended September 30, 2006, 14,363,000 outstanding stock options, 24,778,725 outstanding warrants, and 8,399,999 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive. As there was a net loss for the three- and nine-month periods ending September 30, 2005, 4,868,000 outstanding stock options, 9,302,500 outstanding warrants, and 8,633,333 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

(7)           Employment Agreements

On April 11, 2006, the Company entered into an employment agreement with J. Keith Markley relating to Mr. Markley’s employment as its chief executive officer. On August 1, 2006, the Company entered into an amendment of the employment agreement in connection with a reorganization of the Company’s management positions (see Note 16). Pursuant to the amendment Mr. Markley resigned as the Company’s chief executive officer and agreed to serve as the president of Vistula USA, Inc., a wholly-owned US subsidiary of the Company. Under the amended employment agreement, the Company pays Mr. Markley an annual base salary of $290,000 and provides him with customary employment-related benefits.

The amendment also provides that, in addition to the existing severance benefits already contained in his employment agreement, in the event he voluntarily terminates his employment prior to a change of control (as defined in the amendment) or in the event that the Company elects to terminate his employment as a result of his repeated failure to comply with reasonable directions and instructions of the Company’s chief executive officer or board of directors in connection with the performance of his duties and responsibilities under his employment agreement prior to a change of control, the Company will be required to make severance payments to him equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following termination of his employment. In the event the Company terminates Mr. Markley’s employment without cause, the Company will be required to make severance payments equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following the termination, if his employment is terminated in his first year of employment and in each case for a period of eighteen months if his employment is terminated at any time after his first year of employment.

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

Effective August 1, 2006, Jared Taylor was appointed as the Company’s Chief Financial Officer, Treasurer and Secretary following the resignation of George Vaughn of Vaughn & Associates, P.C., who was serving in these capacities under a consulting agreement between the Company and Vaughn & Associates, P.C. Mr. Taylor was promoted from his prior position of Manager of Accounting and Administration, a position he held since he joined the Company in July 2005. In connection with Mr. Taylor’s promotion to the role of chief financial officer, the Company has agreed to pay Mr. Taylor an annual base salary of $125,000 and to grant him an incentive stock option to purchase up to 200,000 shares of the Company’s common stock.  The option has an exercise price of $0.65 per share, representing the fair market value of the Company’s common stock on the date of grant (July 28, 2006). The option vests in four equal annual installments of 50,000 shares commencing on the first anniversary date of the date of option grant and thereafter on each subsequent anniversary of the date of option grant until fully vested. The option shall become fully vested upon a change of control (as defined in his option agreement).

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

(9)         Commitments and Contingencies

Since its inception, the Company has sustained its operations through funding provided by the Company’s  Chairman, as well as contributed services by the Chairman and other stockholders, and debt and equity financings. The Chairman has made various advances to the Company from a credit facility established in the name of the Chairman, as well as other of the Chairman’s personal assets. The Company may obtain future advances from the Chairman from both the credit facility and the Chairman’s other personal assets in order to meet certain working capital needs. The Chairman may also cause the lender under the credit facility to issue standby letters of credit in favor of one or more of the Company’s vendors to secure the Company’s obligations to such vendor or vendors. While the Chairman is not obligated to provide these advances to the Company or to cause the lender to issue standby letters of credit in favor of the Company’s vendors, the Company expects the Chairman to continue providing funds for operations in 2006 as and if needed, until such time that the Company raises additional external capital. In the absence of external capital, the Company will continue to be dependent on the Chairman to fund existing operations and provide growth capital. Although the Company raised a substantial amount of capital from third parties during the nine months ended September 2006, (see Note 15), there can be no assurances that the Company can continue to raise such capital on acceptable terms, if at all.

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

In consideration for these services, the Company agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation of a significant debt or equity financing from which the Company obtains gross proceeds of at least $5 million. Following the May 2006 financing described in Note 15, the monthly cash fee payable to Indigo increased to $30,000.  Also, the Company issued to Indigo 1,500,000 restricted shares of common stock, which shares vested on June 7, 2006 upon the closing of the acquisition of the software and intellectual property described in Note 14.  The shares the Company issued to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one (1) year period beginning on January 27, 2006 and ending on January 27, 2007.

On March 30, 2006 the Company entered into a revolving credit agreement with Indigo Investments I LLC that provided for up to $5,000,000 in advances to be available to the Company. Upon the closing of this credit facility, $1,000,000 was advanced to the Company and an additional $250,000 was advanced under the credit agreement in April 2006. Additional advances under the credit facility were dependent upon the Company’s accounts receivable balances and adherence to certain covenants as described in the credit agreement. Outstanding principal under this credit facility was subject to interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by the Company under the credit agreement. In addition, the Company paid the lender a 2.25% commitment fee on the total amount of the credit facility and issued the lender a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.50 per share. The exercise price of the warrant is subject to adjustment in certain circumstances. The revolving credit agreement was terminated at September 30, 2006.

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

A portion of the cash received from the sale of units consisting of common stock and warrants described in Note 15, was used on May 24, 2006, to pay down the credit facility in its entirety including all interest accrued, commitment fees, and early repayment fees.  Also, the sale of units consisting of common stock and warrants described in Note 15, resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants described above. Such adjustment reduced the exercise price of such warrants from $1.50 to $1.34 per share of common stock and increased the number of exercisable shares related to such warrants from 500,000 to 559,701.

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

(12)         Convertible Debentures and Warrant Financing

On February 18, 2005 and March 4, 2005, the Company issued and sold convertible debentures and warrants to certain sophisticated institutional and accredited individual investors pursuant to a securities purchase agreement between the Company and the investors. In the two closings of the private placement under the securities purchase agreement, the Company sold convertible debentures in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of common stock, at an exercise price of $1.00 per share. These warrants expire five years after the issue date.

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

Of the $8,400,000 aggregate principal amount of convertible debentures sold, through September 30, 2006, $2,100,000 principal amount has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods, with $6,300,000 in principal remaining outstanding at September 30, 2006.  In the Company’s consolidated balance sheet at September 30, 2006, the remaining principal of $6,300,000 has been reduced by unamortized debt discount of $573,740.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having the Company withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, the Company would receive no proceeds from the sale of its common stock in connection with such exercise.  The warrants were initially exercisable for an aggregate 8,400,000 shares of common stock. As of September 30, 2006, the Company had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

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

On May 1, 2006, the Company executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-Cube™ IP-PBX software platform. See Note 14.  The distribution and marketing agreement was terminated upon the closing of the acquisition of the V-Cube™ platform and associated intellectual property under the Asset Purchase Agreement on June 7, 2006.

(14)         Purchase of Software and Intellectual Property

On June 7, 2006, the Company completed the acquisition of certain assets of NetYantra for an aggregate purchase price of  $8.8 million in cash, 14 million shares of the Company’s common stock (the “Share Consideration”) and the outstanding prepaid amount ($399,189) for royalties due on future net revenues that was paid under the terms of the distribution and marketing agreement described in Note 13 above. The acquisition was made pursuant to an Asset Purchase Agreement by and among Vistula, NetYantra US and NetYantra India dated April 28, 2006, as amended on May 11, 2006 and further amended on June 7, 2006 (the “Purchase Agreement”).  In accordance with the terms of the Purchase Agreement, 10,068,833 shares of the Share Consideration were issued to NetYantra US at the closing. The remaining shares comprising the Share Consideration were issued to NetYantra US on July 19, 2006 following an increase in the Company’s authorized common stock by its stockholders at the annual meeting of stockholders held on July 17, 2006. The acquired assets include NetYantra’s VoIP IP-PBX platform software and associated intellectual property. The Company had previously distributed this software as its V-Cube™ VoIP IP-PBX platform offering under a Distribution and Marketing Agreement with NetYantra.

The terms of the Purchase Agreement required the Company and NetYantra to use commercially reasonable efforts to negotiate and execute within sixty (60) days following the closing of the acquisition a license and revenue agreement, a services agreement and an executive employment agreement.  Also, the terms of the Purchase Agreement prohibit, during the term of the services agreement and for 12 months thereafter,  the Company and NetYantra from soliciting for hire, directly or indirectly, an employee, subcontractor or consultant of the other party, without that other party’s written consent.

On August 3, 2006, the Company and NetYantra agreed to a 30 day extension to negotiate and execute a license and revenue agreement, a services agreement, and an executive employment agreement.  Although the services agreement has not been formally executed as of the date of this Form 10-QSB, NetYantra has been performing services for the Company since June 8, 2006.  The Company made a cash payment in October 2006 to NetYantra US of $294,048 for the services provided from June 8, 2006 through September 30, 2006.  This amount was accrued as of September 30, 2006.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement dated as of June 7, 2006 with NetYantra US (the “Registration Rights Agreement”) which provides NetYantra US with certain registration rights with respect to the shares being issued to NetYantra US pursuant to the Purchase Agreement (“Registrable Securities”). Under the terms of the Registration Rights Agreement, if at any time after the earlier of (i) the second anniversary of the date of that agreement or (ii) the date on which a persons or persons acting in concert who are not shareholders of the Company as at the date of that agreement acquire in a transaction or series of related transactions an aggregate of at least thirty percent (30%) of the then outstanding shares of common stock of the Company, the Company receives a request from NetYantra US that it requests a registration with respect to the Registrable Securities then outstanding, then the Company shall as soon as practicable, and in any event within forty-five (45) days after the date such request is given by NetYantra US, file a registration statement under the Securities Act, covering all Registrable Securities then outstanding. NetYantra US also has the right to request that the Registrable Securities be registered if the Company proposes to register any of its stock or other securities under the Securities Act in connection with the public offering of such securities solely for cash.

The Company recorded the acquisition of the V-Cube™ IP-PBX platform software and associated intellectual property as an intangible asset in June 2006 at a total of $26,279,189 ($8.8 million in cash, 14 million shares at $1.22 per share, and the outstanding prepaid royalty amount of $399,189).  The Company has determined that the asset will be amortized over a five year estimated useful life beginning on July 1, 2006, which coincides with the first V-Cube™ product launch by one of the Company’s customers.  At September 30, 2006 the net carrying value of this intangible asset was $24,965,229.  Amortization expense for the three- and nine-months ended September 30, 2006 was $1,313,960.

 (15)        Stock and Warrant Purchase Agreement

On May 22, 2006, the Company entered into a stock and warrant purchase agreement with 23 accredited investors whereby the Company sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock. The effective purchase price of the units was $1.00 per unit. In exchange for the units sold, the Company received gross cash proceeds of $16,300,000. The Company issued warrants for 13,040,000 common stock shares, exercisable until May 22, 2011 at an exercise price of $1.00 per share.

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

(16)         Management Reorganization

Effective August 1, 2006, the Company reorganized the management structure of Vistula and its wholly-owned subsidiaries, Vistula Limited and Vistula USA, Inc. As part of the reorganization, Rupert Galliers-Pratt retained his position as Chairman and President of Vistula Communications Services, Inc. and also serves as its Chief Executive Officer. Adam Bishop continues to serve as Chief Executive Officer of Vistula Limited, Vistula’s UK-based subsidiary and resigned as President of Vistula USA, Inc., Vistula’s US operating company. Keith Markley has assumed the position of President of Vistula USA, Inc., and resigned as Chief Executive Officer of Vistula. Mr. Markley will continue to serve on the Board of Directors of Vistula.  Jared Taylor was appointed the Company’s Chief Financial Officer.

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

 (17)         Subsequent Events

On October 11, 2006, the Company completed the acquisition of Goodman Blue Limited (“Goodman Blue”), a UK company which develops software systems to automate the delivery of complex multi-tiered products through web portals that guide clients through sign-up, delivery, implementation and billing. The Company uses this software as an ordering and provisioning portal for the V-Cube™ product and categorizes this software under the descriptive name Order-to-Cash. The acquisition was made pursuant to a share purchase agreement (the “Purchase Agreement”) with Scott Lee Goodwin (“Goodwin”), the sole stockholder of Goodman Blue. Pursuant to the Purchase Agreement, the Company agreed to purchase all of the outstanding shares of Goodman Blue from Goodwin (the “Shares”) for consideration consisting of 2,500,000 shares of the Company’s common stock, $.001 par value per share subject to an option to require the Company to repurchase the Shares for an aggregate purchase price of $2,500,000 in certain circumstances. In the event that Goodwin fails to deliver notice to the Company by 5:00 pm Eastern Standard Time on the tenth business day following February 1, 2007 (or the next day which the Company’s common stock is traded), any right for Goodwin to exercise the option shall be deemed to have lapsed. Under the terms of the Purchase Agreement, the Company granted Goodwin certain piggy back registration rights with respect to the Shares.

At the time of the filing of this Form 10-QSB, the Company was still evaluating the allocation of the acquisition purchase price to intangibles and goodwill.

On October 12, 2006, the Company entered into agreements with Telstra Europe Limited (“Telstra Europe”) relating to Vistula’s Order-to-Cash (“O2C”) Managed Office software platform and the management of certain Telstra customer accounts utilizing the O2C software.  Under the agreements, Vistula has granted a global license to Telstra Europe for the O2C software for the managed service office marketplace and has recognized revenue and received cash payments of approximately $280,000 to date. In addition to the sale of the O2C software for the managed service office marketplace, and beginning in October 2006, Telstra Europe has also outsourced the support and management of their O2C client base to the Company for a minimum period of eighteen months at an annual rate of approximately $900,000.

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

On October 11, 2006, VCS acquired Goodman Blue Limited (“Goodman Blue”) which provides a software package that allows service providers, of any kind, to deliver real-time, self-service and fully automated, provisioning, rating, billing, service management and reporting of telecom and other services.  For VCS and its customers, this software sits on the outside of V-Cube™ so that service providers can create hands-off management of their customers’ billable activity. The Goodman Blue solution is called Order-to-Cash (“O2C”).  VCS will be marketing O2C to V-Cube™ and non-V-Cube™ clients. The particular benefit to VCS’s clients is that it allows them to address the high cost of sale issues common with relatively low-value, high-volume client bases requiring complex solutions.  See Recent Developments below and Note 17 to the Company’s financial statements.

Vistula, Vistula USA, and Vistula SA

Vistula, Vistula USA, and Vistula SA are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators. Vistula, Vistula USA, and Vistula SA are collectively referred to as the “Vistula Companies.” The Vistula Companies have switching facilities in London and Los Angeles and interconnect agreements with suppliers and customers in these locations. Vistula is also leveraging its switched voice infrastructure (traditionally wholesale) to service off-net calls (phone calls that leave the Internet and need to be delivered to traditional phones).

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

On April 1, 2005, we entered into a distribution and marketing agreement with Telstra Europe Limited, a U.K.-based telecommunications carrier. Under this agreement, we license Telstra Europe to provide hosted IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform. The agreement grants Telstra Europe an exclusive license to provide the hosted solution to its customers in the United Kingdom and Ireland for a period of five years. The monthly license fee payable by Telstra Europe to us is based on the number of individual users at the various Telstra Europe customers who are using the VoIP services provided by Telstra Europe through use of the V-Cube™ platform. We anticipate leveraging the marketing advantages and customer relationships of Telstra Europe to provide us with regular monthly revenue. On July 3, 2006, Telstra Europe commenced IP-PBX services to its customers using the hosted V-Cube™ IP-PBX platform.

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

Recent Developments

On October 11, 2006, we completed the acquisition of Goodman Blue Limited (“Goodman Blue”), a UK company which develops software to automate the delivery of complex multi-tiered products through web portals that guide clients through sign-up, delivery, implementation and billing. VCS uses this software as an ordering and provisioning portal for the V-Cube™ product and categorizes this software under the descriptive name Order-to-Cash. The acquisition was made pursuant to a share purchase agreement (the “Purchase Agreement”) with Scott Lee Goodwin (“Goodwin”), the sole stockholder of Goodman Blue. Pursuant to the Purchase Agreement, we agreed to purchase all of the outstanding shares of Goodman Blue from Goodwin (the “Shares”) for consideration consisting of 2,500,000 shares of our common stock, $.001 par value per share subject to an option to require us to repurchase the Shares for an aggregate purchase price of $2,500,000 in certain circumstances. In the event that Goodwin fails to deliver notice to the Company by 5:00 pm Eastern Standard Time on the tenth business day following February 1, 2007 (or the next day which the Company’s common stock is traded), any right for Goodwin to exercise the option shall be deemed to have lapsed. We issued these shares of common stock in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.  Under the terms of the Purchase Agreement, we granted Goodwin certain piggyback registration rights with respect to the Shares.

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

On June 7, 2006, we purchased NetYantra’s VoIP IP-PBX platform software and associated intellectual property. We previously distributed this software as the V-Cube™ VoIP IP-PBX platform offering under a distribution and marketing agreement with NetYantra. The V-Cube™ VoIP IP-PBX platform enables telecom carriers and internet service providers to offer a broad range of IP telephony services from simple IP telephone calls to video conferencing to their customers.  The purchase price for the software and associated intellectual property was $8.8 million in cash, 14 million shares of our common stock, and $399,189 in prepaid royalties. See Note 14.

On May 22, 2006, we completed a private placement of units with 23 accredited investors whereby we sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock.  The effective purchase price of the units was $1.00 per unit.  In exchange for the units sold, we received gross proceeds of $16,300,000.  The warrants are exercisable until May 22, 2011 at an exercise price of $1.00 per share.  See Note 15.

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

Impairment of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

Intangible Assets. Intangible assets are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Results of Operations

Net revenues for the three-month period ended September 30, 2006 were $191,999 which represents a decrease of $70,051 (26.7%) over the $262,050 in net revenues for the three-month period ended September 30, 2005. Net revenues for the nine-month period ended September 30, 2006 were $749,337 which represents an increase of $134,959 (22.0%) over the $614,378 in net revenues for the nine-month period ended September 30, 2005. The decrease in the three-month period ended September 30, 2006 is primarily attributable to the loss of one wholesale revenue traffic route in our UK operations offset by increases in wholesale revenues from other UK customers.  The increase in the nine-month period ended September 30, 2006 is primarily attributable to an increase in wholesale revenues from UK customers.  Minimal revenue has been recognized to date for the V-Cube™ product offering although we commenced the V-Cube™ product offering in the UK and Argentina during the three-month period ended September 30, 2006.

Cost of revenues for the three-month period ended September 30, 2006 were $491,132, an increase of 63.1% over the $301,120 in the three-month period ended September 30, 2005. Cost of revenues for the nine-month period ended September 30, 2006 were $1,166,736, an increase of 62.1% over the $719,955 in the nine-month period ended September 30, 2005. The increase for the three-month period ended September 30, 2006 is primarily due to increased engineering costs associated with commencing our VoIP product offering and the increased cost of our co-location facilities in both the United States and the United Kingdom, net of a decrease in engineering costs associated with wholesale traffic.  The increase for the nine-month period ended September 30, 2006 is primarily due to increased engineering costs associated with commencing our VoIP product offering; an increase in wholesale revenues and the cost of co-location facilities in both the United States and the United Kingdom, net of a decrease in engineering costs associated with wholesale traffic.  Both increases for the three- and nine-month periods ended September 30, 2006 over the respective periods in 2005 are net of engineering costs classified as costs of revenue.  For the three- and nine-month periods ended September 30, 2006 engineering costs associated with the V-Cube™ product of $196,039 were classified as costs of revenue compared to $0 in the respective periods in 2005.  The engineering costs associated with the V-Cube™ product include internal staffing costs and support services provided by NetYantra under a services agreement discussed in Note 14. For the three-month period ended September 30, 2006 engineering costs classified as costs of revenue associated with wholesale traffic of $34,968 decreased 44.7% as compared to the same period in fiscal 2005, and engineering costs classified as costs of revenue associated with wholesale traffic for the nine-month period ended September 30, 2006 of $140,560 decreased 32.2% compared to the same period in fiscal 2005.  Both three and nine month decreases in engineering costs associated with wholesale traffic are primarily due to reductions in personnel costs.

Selling, general and administrative costs for the three-month period ended September 30, 2006 were $5,501,623, an increase of 21.3% over the $4,536,424 for the three-month period ended September 30, 2005. Selling, general and administrative costs for the nine-month period ended September 30, 2006 were $12,398,107, an increase of 62.0% over the $7,654,878 for the nine-month period ended September 30, 2005. During the three-month period ended September 30, 2006, our most significant increase was the amortization of an intangible asset of $1,313,959 over the same period in 2005, which was offset by a non-cash reduction for the three months ended September 30, 2006 over the same period in 2005 of $1.0 million due to the issuance of 500,000 shares to NetYantra at $2.00 per share in 2005 as discussed in Note 13.  We also incurred increases in operational expenses due to the growing needs of the business, including compensation of additional employees and consultants, investment banking fees, and increased travel and entertainment expenses associated with our VoIP product offering, net of decreases in professional services, marketing, and repairs and maintenance expenses.

During the nine-month period ended September 30, 2006, we incurred non-cash expenses of $1,875,000 as a result of the issuance of common stock to a financial advisory firm as partial compensation for its services to us, $231,945 as a result of the issuance of a warrant to a financial advisory firm as partial compensation for its services to us, and $410,845 as a result of the issuance of a warrant to the lender as partial compensation for the revolving credit facility described in Note 9, which was fully repaid during the nine-month period ended September 30, 2006. We also experienced an increase in amortization of an intangible asset of $1,313,959 over the same period in 2005, offset by a non-cash reduction for the nine months ended September 30, 2006 over the same period in 2005 of $1.0 million due to the issuance of 500,000 shares to NetYantra at $2.00 per share in 2005 as discussed in Note 13. In addition, we incurred increases in expenses for the nine-month period ended September 30, 2006 associated with our periodic public company filing requirements including professional and consulting fees, public and investor relations fees, public company recordkeeping costs, insurance, and printing. We also incurred increases in operational expenses due to the growing needs of the business including compensation of additional employees and consultants, expenses relating to maintenance and support agreements of purchased telecommunications equipment, marketing and engineering activities related to our VoIP product offering, increased rental costs for our facilities, and fees for the establishment of a credit facility, net of a decrease in investment banking fees and in travel and entertainment expenses.

During the three- and nine-month periods ended September 30, 2006, we incurred research and development costs of $98,016 and $167,561, respectively.  During the three- and nine-month periods ended September 30, 2005, there were no research and development costs incurred.  Research and development costs, primarily personnel costs, relate to software development of potential products expected to be offered to our current and prospective customers.

Interest expense, net for the three-month period ended September 30, 2006 of $304,055 decreased 31.8% compared to $445,778 for the three-month period ended September 30, 2005. Interest expense, net for the nine-month period ended September 30, 2006 of $917,931 increased 6.3% over the $863,539 for the nine-month period ended September 30, 2005. During the three-month period ended September 30, 2006 interest expense, net decreased over the respective period in fiscal 2005 primarily due to a lower level of debt as the result of $2.1 million of convertible debentures being converted in late 2005, and an increase in interest income earned on cash balances from the revolving credit facility described in Note 9 and from proceeds obtained from the stock and warrant purchase agreement described in Note 15.  During the nine-month period ended September 30, 2006 the increase in interest expense, net is attributable to interest expense on the revolving credit facility described in Note 9, together with increased convertible debenture interest due to the debentures being outstanding for the entire nine-month period ended September 30, 2006.

The non-cash expense for employee compensation for stock options for the three-month periods ended September 30, 2006 and September 30, 2005 was $1,942,906 and $1,802,459, respectively.  The non-cash expense for employee compensation for stock options for the nine-month periods ended September 30, 2006 and September 30, 2005 was $2,273,077 and $2,199,459, respectively.  The non-cash expense for non-employee compensation for stock options for the three-month periods ended September 30, 2006 and September 30, 2005 was $375,993 and $367,437, respectively.  The non-cash expense for non-employee compensation for stock options for the nine-month periods ended September 30, 2006 and September 30, 2005 was $421,172 and $367,437, respectively.

       For the three-month period ended September 30, 2006, we incurred a net loss of $6,202,827 or $0.10 net loss per common share, basic and diluted.  For the nine-month period ended September 30, 2006, we incurred a net loss of $13,900,998 or $0.30 net loss per common share, basic and diluted.

Liquidity And Capital Resources

As of September 30, 2006, we had cash and cash equivalents of approximately $547,000 and a working capital deficit of approximately $811,000. This represents a decrease in cash and cash equivalents of approximately $6,000 from December 31, 2005 and an increase in the working capital deficit of approximately $469,000 from that at December 31, 2005. Since our inception through September 30, 2006, we have generated losses of approximately $30,478,000. Accounts receivable were approximately $169,000 at September 30, 2006, an increase of approximately $39,000 from December 31, 2005. Accounts payable and accrued liabilities at September 30, 2006 increased approximately $719,000 from December 31, 2005.

We have made cash expenditures for capital equipment from our inception until September 30, 2006 of approximately $11,637,000, in connection with the purchase of telecommunications equipment necessary to begin our business.

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

The exercise price of these warrants is subject to adjustment in the event of certain issuances of new securities. Except in the case of certain designated issuances, if we issue shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of our common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price will be reduced to that lower price per share.  Upon each such adjustment, the number of shares for which the warrants are exercisable shall be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares for which the warrants are exercisable immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, directors or officers pursuant to a stock or option plan adopted by our board of directors, the issuance of common stock upon the exercise or conversion of other securities outstanding prior to the date of issuance of the warrants, the issuance of warrants to the placement agent and the issuance of common stock upon exercise of the placement agent’s warrants.

CRT Capital Group LLC (“CRT”) acted as the placement agent in connection with the offering. The aggregate commissions payable to CRT in connection with the private placement were approximately $978,000. In addition, we issued warrants to the placement agent to purchase 1,467,000 shares of common stock at an exercise price of $1.00, which may be exercised through May 22, 2009. These warrants contain a cashless exercise provision.  In the event these warrants are exercised pursuant to the cashless exercise provision, we would receive no proceeds from the issuance of our common stock in connection with such exercise. The exercise price is subject to adjustment (as defined in the warrant) in the event of certain issuances of new securities. Upon each such adjustment of the exercise price under the warrant, the number of shares of common stock acquirable upon exercise of the warrant shall be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of Common Stock acquirable upon exercise of the warrant immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by our board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims up to an aggregate of 500,000 shares, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

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

On May 1, 2006, we executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-Cube™ IP-PBX software platform. On June 7, 2006, we completed the acquisition of the V-Cube™ IP-PBX software and related intellectual property for $8.8 million in cash and 10,068,833 shares of common stock, with the remaining 3,931,167 shares of common stock being issued on July 19, 2006, as permitted by the second amendment to the purchase agreement.  The terms of this agreement are described in Note 14.

As of September 30, 2006, we have $6,300,000 principal amount of 8% convertible debentures outstanding, out of the original $8,400,000 principal amount issued in March 2005.  For financial reporting purposes, the remaining principal of $6,300,000 has been reduced by unamortized debt discount of approximately $574,000. The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debentures, the third anniversary of the issue date. In addition, on any date on which all or a portion of the principal of a debenture is converted, all unpaid interest having accrued on such principal at the time of such conversion will become immediately payable. We are not permitted to prepay any portion of the principal amount of any of the debentures without the prior consent of the holder thereof.

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

Through September 30, 2006, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having us withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, we would receive no proceeds from the sale of our common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of our common stock. As of September 30, 2006, we had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below. The exercise price is subject to adjustment in the event of certain issuances of new securities. Specifically, except in the case of certain designated issuances, if we issue shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of our common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price per share. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by our board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims, and securities issued in connection with acquisitions, joint ventures or other strategic transactions.

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

Changes in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s third fiscal quarter of 2006 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders at the offices of Foley Hoag LLP, 155 Seaport Boulevard, Boston, Massachusetts on July 17, 2006.

(i)            The stockholders elected five directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Rupert Galliers-Pratt	44,614,649	0
J. Marcus Payne	44,614,649	0
Anthony Warrender	44,614,649	0
John Keith Markley	44,579,649	35,000
Jack Early	44,614,649	0

(ii)           The stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to increase to 200,000,000 the number of shares of common stock, par value $.001, the Company is authorized to issue (the “Amendment”). There were 44,358,649 votes cast for the proposal; 256,000 votes were cast against the proposal; 0 votes abstained; and there were no broker non-votes. The Amendment became effective on July 18, 2006 upon the filing of the Amendment with the Delaware Secretary of State’s office.

(iii)          The stockholders of the Company ratified an amendment to the Company’s 2004 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 20,000,000 shares.  There were 40,062,707 votes cast for the proposal; 259,500 votes were cast against the proposal; 0 votes abstained; and there were no broker non-votes.

(iv)          The stockholders ratified the appointment of PKF, Certified Public Accountants, A Professional Corporation, as the Company’s independent registered public accounting firm for the 2006 fiscal year. There were 44,614,649 votes cast for the proposal; 0 votes were cast against the proposal; 0 votes abstained; and there were no broker non-votes.

Item 5.  Other Information

 None.

Item 6. Exhibits

     (a) Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.
3.1	Certificate of Incorporation filed with the Delaware Secretary of State on September 22, 2003		Form 10-SB	May 12, 2004	3.1
3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 2004		Form 10-SB	May 12, 2004	3.2
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 4, 2004		Form 10-SB	May 12, 2004	3.3
3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 18, 2006		Form 8-K	July 20, 2006	3.1
3.5	Bylaws adopted on September 22, 2003		Form 10-SB	May 12, 2004	3.4
10.1	Amended and Restated 2004 Stock Incentive Plan		DEF 14A	June 27, 2006
10.2	Amendment to Employment Agreement of John Keith Markley dated August 1, 2006		Form 8-K	August 3, 2006	10.1
31.1	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
31.2	Certification by Jared P. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X
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

Vistula Communications Services, Inc.

Date: November 14, 2006	By:	/s/ Rupert Galliers-Pratt
Rupert Galliers-Pratt
Chief Executive Officer