Form 10KSB
period 2006-12-31
Vistula Communications Services, Inc.
filed 2007-04-17
CIK 1288518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $1,091,899.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $3,051,297.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 6, 2007, there were 66,964,898 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-KSB

This annual report on Form 10-KSB contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend, ” “could,” “estimate, ” “continue, ” “plans, ” or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

This Annual Report on Form 10-KSB contains trademarks and service marks of Vistula Communications Services, Inc. and its subsidiaries. Unless otherwise provided in this Annual Report on Form 10-KSB, trademarks identified by ™ are trademarks of Vistula Communications Services, Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Issuer’s Structure

Vistula Communications Services, Inc. (“VCS,” the “Company,” “Vistula Companies,” “we,” or “us”) was incorporated on September 22, 2003 under the laws of the State of Delaware. On March 2, 2004, VCS acquired all of the issued and outstanding ordinary shares of Cardlink Services Limited, a company incorporated under the laws of Scotland (“Cardlink”) and all of the issued and outstanding ordinary shares of Vistula Limited, a company incorporated under the laws of England and Wales (“Vistula”). VCS issued an aggregate of 23,885,000 shares of common stock to the former shareholders of Vistula and Cardlink in exchange for all of the shares of Cardlink and Vistula. VCS was originally incorporated under the name VCS, Inc. VCS changed its name to Vistula Communications Services, Inc. on March 4, 2004.

Cardlink was incorporated in February 1996 and was acquired by Mr. Rupert Galliers-Pratt, the chairman of our board of directors and our chief executive officer and president, and members of his family in April, 2003 from Metromedia International Group Inc. (OTCBB: MMG). Since its acquisition by VCS in March 2004, Cardlink has been inactive. We expect to dissolve Cardlink by the end of 2007.

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

In 2005, VCS established Vistula Communications Services SA (Pty) Ltd. (“Vistula SA”), a company incorporated under the laws of South Africa and which is 60% owned by VCS. Vistula SA has not generated any revenue and we expect to dissolve Vistula SA before the end of 2007.

On October 11, 2006, VCS acquired 100% of the outstanding shares of Goodman Blue Limited (“Goodman Blue”), a company incorporated under the laws of England and Wales, for 2,500,000 shares of our common stock, subject to an option to require the Company to repurchase the shares of common stock for an aggregate purchase price of $2,500,000

Neither VCS nor any of its subsidiaries have been involved in any bankruptcy or bankruptcy proceeding.

Our principal executive offices are located at Suite 801, 405 Park Avenue, New York, New York 10022 and our telephone number and fax number at that office are (212) 317-8900 and (212) 832-7563, respectively. We have offices in New York and London, England. Our principal Internet address is www.vistula.com.

Business of the Issuer

We are a provider of value-added services and software to Tier 1 and Tier 2 telecommunications carriers and transit network operators.  Our goal is to provide state-of-the-art software and high-margin services to telecommunications carriers, service providers, network operators, and large scale distributors. Our principal business is carried out through our wholly-owned subsidiaries, Vistula and Goodman Blue.

Voice over Internet Protocol Services. Our core product offering is the V-Cube™, a uniquely featured Internet Protocol-P-B-X, or “IP-PBX,” that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Through the V-Cube™ platform, we offer a tailored software set that enables carriers, service providers, transit network operators, and large information technology (“IT”) distributors to roll out a range of managed Voice over Internet Protocol, or “VoIP,” based product and service offerings to their customers. Our recently acquired Order-to-Cash (“O2C”) software portal is being used, as described below, to automate the sign-up and delivery of the V-Cube™ product to our customers.

VoIP enables the transmission of voice packets over the Internet by converting voice into data, transmitting the data over the Internet, and then reconverting the data into voice at the call destination. VoIP technology enables carriers to hook into their local Internet gateway, provide each other with their Internet address and then treat this link as if it was a traditional cable/fiber or satellite circuit switched connection. This not only costs the interconnecting carriers much less on a call by call basis, but a single link to the Internet can be used to connect to any number of different and changing carrier partners.

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

During the fourth quarter of 2006, we completed the development of an internal consumer VoIP portal that sits in front of the V-Cube™ engine to deliver a low cost consumer VoIP service for our telecommunication (“Telco”) and Internet Service Provider (“ISP”) clients to launch into their markets. This product comprises a no-touch registration, sign-up and payment system to enable our clients’ customers to become VoIP telephony users. The service is specifically designed for single user consumers rather than the full business IP-PBX. This adds an important product capability to our portfolio and one that will be sold alongside the full V-Cube™ IP-PBX to all our customers.

O2C. On October 11, 2006, we acquired Goodman Blue, which develops software systems to automate the delivery of complex multi-tiered products through web portals that guide clients through sign-up, delivery, implementation and billing. We use this software as an ordering and provisioning portal for the V-Cube™ product which establishes an automated sign-up and installation process for V-Cube™ customers. This software allows for installations of up to several thousand new users each month in comparison to previous capabilities of several hundred users each month without this software portal. As well as interfacing to Vistula’s V-Cube™ platform the O2C portal also interfaces to and interacts with billing and business process systems that already exist within a client’s business. Due to the unique nature of each customer’s IT environment, there is often development work required, for which Goodman Blue receives fees, before the portal is operational for the customers.

Wholesale Voice Services. We have a switching facility in Los Angeles which allowed us to terminate wholesale voice services. On January 31, 2007, a piece of the Los Angeles based equipment failed, rendering the equipment inoperable, and has not been repaired as of the date of this Form 10-KSB. Management is in the process of evaluating the cost to repair this equipment. We plan to repair the failed equipment when the Company secures revenue to be passed through this switching facility and can allocate funds to make necessary repairs. Effective as of January 1, 2007, our switching equipment in London (“UK Lucent Switch”) was sold to a third party in exchange for three years of free use of the switch, and for the buyer to assume all costs associated with the switching facility. The wholesale voice services being provided from the Los Angeles equipment were re-routed to the London switching equipment. The sale of the London switch does not effect the level of revenues recorded by Vistula as we continue to run wholesale voice services through the switching facility under our agreements.

With well over two hundred countries and several call bands within those countries (including capital city, national and mobile bands), it is impossible for any one telecommunications operator, no matter how large, to create or even identify the lowest cost or best quality routes to all destinations. As a result operators, including the world’s largest country carriers tend to buy their international telephony routes on the open market. The potential success of aggregators such as the Vistula Companies operating in this field depends upon the ability of the executives and staff within those companies to identify, create and run quality routes that can be marketed to other carriers. Because executives and staff have been focused on the commercialization of the V-Cube™ product offering, and due to the working capital limitations that we have been experiencing since our inception, we have experienced decreases in revenue from quarter to quarter over the 2006 fiscal year from our wholesale voice services as a stand alone business, and expect further decreases in revenue from wholesale voice services as a stand alone business into the 2007 fiscal year.

Material Developments in 2006

On October 11, 2006, the Company completed the acquisition of Goodman Blue, see Note 6 to the financial statements included in Item 7. The acquisition was made pursuant to a share purchase agreement (the “Purchase Agreement”) with the sole stockholder of Goodman Blue. Pursuant to the Purchase Agreement, the Company purchased all of the outstanding shares of Goodman Blue for consideration consisting of 2,500,000 shares of the Company’s common stock, $.001 par value per share subject to an option to require the Company to repurchase the shares for an aggregate purchase price of $2,500,000 in certain circumstances. Immediately following the closing, we sold Goodman Blue customer contracts to a third party for a price equal to the asset value with the purchaser of the customer contracts and entered into an agreement to provide support services for the contracts sold for a minimum period of eighteen months at an annual rate of approximately $900,000.

On June 7, 2006, the Company completed the acquisition of certain assets of NetYantra Inc. and NetYantra India Pvt Ltd. (collectively, “NetYantra”) for an aggregate purchase price of $8,800,000 in cash, 14,000,000 shares of the Company’s common stock (the “Share Consideration”) and the outstanding prepaid amount ($399,189) for royalties due on future net revenues that were paid under the terms of the distribution and marketing agreement described in Notes 12 and 13 to the financial statements included in Item 7. The acquisition was made pursuant to an asset purchase agreement by and among Vistula and NetYantra dated April 28, 2006, as amended on May 11, 2006 and further amended on June 7, 2006 (the “Purchase Agreement”). The acquired assets include NetYantra’s VoIP IP-PBX platform software and associated intellectual property. The Company had previously distributed this software as its V-Cube™ VoIP IP-PBX platform offering under the distribution and marketing agrement with NetYantra described in Notes 12 and 13 to the financial statements included in Item 7.

On May 22, 2006, the Company sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock. The effective purchase price of the units was $1.00 per unit. In exchange for the units sold, the Company received gross cash proceeds of $16,300,000. The Company issued warrants for 13,040,000 common stock shares exercisable until May 22, 2011 at an exercise price of $1.00 per share. CRT Capital Group LLC (“CRT”) acted as the placement agent in connection with the offering. The aggregate commissions payable to CRT in connection with the private placement were approximately $978,000. In addition, the Company issued warrants to CRT to purchase 1,467,000 shares of common stock similar to those sold to the investors. The Company realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15,200,000. The Company used a portion of these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube™ IP-PBX platform as described above ($8,800,000); pay the outstanding principal, interest and fees related to the revolving credit agreement with Indigo Investments I LLC described below ($1,500,000); and pay the outstanding principal and interest related to a promissory note for equipment to MRS Partners LLC ($800,000).

On March 30, 2006 the Company entered into a revolving credit agreement with Indigo Investments I LLC that provided for up to $5,000,000 in advances to be available to the Company. Upon the closing of this credit facility, $1,250,000 was advanced to the Company. Outstanding principal under this credit facility bore interest at a rate of 1.5% per month. In addition, the Company was required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.50 per share. The exercise price of the warrant is subject to adjustment in certain circumstances. All outstanding principal and interest on the credit facility plus the commitment fee, as well as an early repayment fee equal to 2.25% of the total amount of the credit facility was paid upon the closing of the financing described above.

Material Developments in 2007

On April 6, 2007 we completed a convertible note and warrant financing for gross proceeds of $2,500,000 which will be used in part for payments due to existing creditors and funding our working capital needs. The notes are convertible into common shares at a conversion price of $1.00 per share. The investors were also issued a total of 2,500,000 warrants to purchase common stock, which expire in five years, and have an exercise price of $1.00 per share. We paid fees of $56,000 and issued warrants to purchase 1,400,000 shares of our common stock, with similar terms to the warrants issued to the investors, to placement agents. As part of the financing, Executive Management Services Limited (“EMS”), an entity of which Mr. Galliers-Pratt is a beneficiary, is transfering an aggregate of 5,000,000 shares of our common stock to the investors subsequent to the closing.

On February 2, 2007, Vistula signed a distribution agreement with Northamber PLC (“Northamber”) to sell its IP-PBX solutions to customers of Northamber in the United Kingdom. Northamber is a long established and large trade-only distributor of IT products and equipment in the UK. Northamber will offer a hosted IP-PBX product using our V-Cube™ platform. The hosted IP-PBX product will be sold via Northamber's network of 6,000 distributors and master agents in the UK. Under the agreement we will host the service and provide Tier 2 and Tier 3 level support to Northamber's distributors and customers. The first V-Cube™ customer of Northamber is expected to be procured in the second quarter of 2007. We will receive an installation fee and an annual license fee from the distributor for each customer when the customer begins using the V-Cube™ services. The fee will be based on blocks of user licenses sold.

Vistula, Vistula USA, and Goodman Blue

Overview. Vistula, Vistula USA, and Goodman Blue are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and providers of Internet-enabled voice services to telecommunication carriers, service providers, transit network operators, and distributors who distribute our V-Cube™ product to their customers. Vistula, Vistula USA, and Goodman Blue are collectively referred to in this annual report as the “Vistula Companies,” and sometimes individually as a “Vistula Company.”

The Vistula Companies’ core product offering is the V-Cube™, a uniquely featured Internet Protocol-P-B-X, or “IP-PBX,” that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Utilizing the V-Cube™ platform, developed by NetYantra and the O2C software portal, developed by Goodman Blue, Vistula offers a tailored software platform that enables carriers, service providers and transit network operators to rapidly roll out a flexible range of managed Voice over Internet Protocol, or “VoIP,” based product and service offerings to their customers. We entered into a distribution agreement with Northamber in February 2007 to distribute our hosted IP-PBX solution to its customers and we expect the first IP-PBX customers to be installed and operational in the second quarter of 2007.

The Vistula Companies have a switching facility in Los Angeles, which is inoperable as of the date of this Form 10-KSB, and free unlimited use of a switching facility in London through December 31, 2009, from the sale of our UK Lucent Switch, and interconnect agreements with suppliers and customers through direct and partner direct voice routes. If and when we repair the switch in Los Angeles, we expect to offer the use of these switching facilities at competitive rates to our V-Cube™ customers.

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

VoIP enables the transmission of voice packets over the Internet. Basically, VoIP digitizes voice into data packets, transmits them over the Internet and reconverts them into voice at the call destination. VoIP technology enables carriers to hook into their local Internet gateway, provide each other with their Internet address and then treat this link as if it was a traditional cable/fiber or satellite circuit switched connection. This not only costs the interconnecting carriers much less on a call by call basis, but a single link into the Internet can be used to connect to any number of different and changing carrier partners. This reduces the cost to each carrier, reduces the risk associated with a minimum commitment to a particular circuit or fixed link, and increases the flexibility when interconnecting with customers and suppliers as a single link into the Internet and can be used to connect any number of customers or suppliers.

Although VoIP technology has been available since the mid 1990s, it has been only recently that this technology and the Internet have evolved to provide cost-effective and acceptable call quality and reliability, and interoperability with the signaling infrastructure of the existing circuit switched network. Following these advances in technology and the resulting improvement in call quality, the recent emergence of VoIP has been rapid. A few examples are that on February 13, 2007, USA Today cited JupiterResearch as reporting that VoIP claimed approximately 150,000 users in 2002, increasing to approximately 8,600,000 by the end of 2006, and that JupiterResearch expects approximately 22,500,000 users by 2010. Datamonitor, a leading provider of online database and analysis services for key industry sectors, including technology, has reported recent studies that show that the VoIP market in Europe is expected to be worth GBP 1.4 billion in 2008, up from GBP 1.09 billion in 2005. IDC, a premier global provider of market intelligence, advisory services, and events for the information technology, telecommunications, and consumer technology markets reported through a white paper on VoIP stating its research has found that 28% of large enterprises in Europe and the US have already adopted converged technologies and this will expand by 2008 to 74%. In the UK, a British Telecom (“BT”) Convergence Report dated November 2005 found that 37% of UK small and medium enterprises, or “SMEs,” have adopted a fully converged network strategy and that a quarter of the UK SMEs that haven’t adopted a converged network plan to do so in the next two years.

As a result of the cost and capacity efficiencies of VoIP and increasing user acceptance of the technology, more and more niche route suppliers will be available only through a VoIP connection. We believe, supported by current experience, industry trends and recent advances in switching technology, that VoIP will become the predominant mechanism for carrier to carrier interconnects.

The V-Cube™ IP-PBX Platform. The Vistula Companies’ core product, V-Cube™, is a uniquely featured IP-PBX platform that facilitates full contact communication services including voice, video, conferencing, call center, interactive voice response systems, and multi/sub-domain and unified messaging across enterprise and public networks. Utilizing the V-Cube™ platform, Vistula offers a tailored software set that enables telecommunications carriers, service providers and transit network operators to rapidly roll out a flexible range of managed VoIP-based product and service offerings to their customers. Under a distribution agreement with Northamber, one of the most recognized distributors of telephony products in the United Kingdom, Vistula offers a hosted IP-PBX solution to the distributor for its customers.

Using the V-Cube™ IP-PBX platform, telecommunication carriers will be able to offer VoIP and other value added services to their broadband, service provider and Tier 1 customers and, through a hosted IP-PBX platform and a distribution agreement, Vistula will offer the V-Cube™ to customers in the United Kingdom and via similar channels to other international markets. The V-Cube™ platform incorporates a real-time prepaid and post-paid billing engine enabling carriers to offer wholesale, retail, channel and pre-paid billing options.

In order to support our customers in acquiring and managing clients we have developed two portals. The “MyService” portal is an IP-PBX management portal that allows customers and sales channels to manage their PBXs (or clusters of PBXs) on a day to day basis. The “My Order” portal is a derivative of the Goodman Blue O2C system that allows clients to order and configure new IP-PBXs on-line. Both these portals are expected to go into operation under the distribution agreement with Northamber in the second quarter of 2007.

The V-Cube™ IP-PBX also supports multi-domain capability where each customer will get a unique domain with optional web-based administrative control over their domain. The platform will enable individual users within an organization to get web access (or phone short cuts) to manage network calling features such as voice mail, call forwarding, and call conferencing. V-Cube™ also supports voice recording and archiving of conversations and provides call detail records which will assist financial services organizations in complying with regulatory record keeping and audit requirements.

The V-Cube™ platform will enable service providers (including carriers offering VoIP and enhanced communication services bundled with core network technologies to their service provider customers) to provide the following services to their respective customer bases:

•
Wholesale and retail voice minutes, national and international VoIP, Public Switched Telephone Network (“PSTN”) termination through standards-based gateways or partner service providers allowing for the exchange of VoIP minutes;

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

•
The V-Cube™ provides a multi-tiered voice failover mechanism at process, server and cluster levels. In the event of a hardware or network failure, a conference automatically switches over to an alternate routing across the Internet and/or the inherent back-up servers without the participants getting dropped. The V-Cube™ platform enables high network availability and fault tolerance through hot swappable cluster configurations, media proxies and remote office sustainability components.

The Vistula Companies O2C Software Portal. On October 11, 2006, the Vistula Companies acquired Goodman Blue Limited (“Goodman Blue”), a United Kingdom company, and the developer of the O2C software portal. Goodman Blue develops software systems to automate the delivery of complex multi-tiered products through web portals that guide clients through sign-up, delivery, implementation and billing. When this portal is applied to our V-Cube™ product it enables several thousand user installations per month compared to several hundred installations without the portal and will allow us to meet the potential demand of the distributor for its customers in the United Kingdom and the potential volumes of new customers often demanded by Tier 1 carriers.

Strategy of the Vistula Companies.

VoIP Strategy

We began marketing the V-Cube™ platform to telecommunications carriers, service providers and transit networks operators in 2005. In June 2006 we purchased the V-Cube™ software and intellectual property from the developer, which was previously being marketed and distributed under an exclusive license from the developer of the platform we acquired in 2004, which allowed us to market and distribute the platform worldwide (except for India, where the licensor is based, and subject to certain pre-existing distribution and reseller agreements which the licensor has agreed to renew). The platform is being offered as a hosted solution to be installed on the servers of the relevant carrier or provider and which in turn will enable them to provide a wide range of hosted VoIP services to their respective customers, and is being offered through a distributor in the United Kingdom.

In February 2007, Vistula signed a distribution agreement with Northamber to sell its IP-PBX solutions to customers of Northamber in the United Kingdom. Northamber is a long established and large trade-only distributor of IT products and equipment in the UK. Northamber will offer a hosted IP-PBX product using our V-Cube™ platform. The hosted IP-PBX product will be sold via Northamber's network of 6,000 distributors and master agents in the UK. Under the agreement we will host the service and provide Tier 2 and Tier 3 level support to Northamber's distributors and customers. The first V-Cube customer of Northamber is expected to be procured in the second quarter of 2007. We will receive an installation fee and an annual license fee from the distributor for each customer when the customer begins using the V-Cube™ services. The fee will be based on blocks of user licenses sold.

We will use the O2C platform, developed by Goodman Blue, to automate the delivery of the V-Cube™ product to the customers of Northamber. This platform enables several thousand user installations per month to meet the potential demand of the Northamber for its customers in the United Kingdom and the potential volumes of new customers often demanded by Tier 1 and Tier 2 carriers.

During 2005 and 2006, we entered into several distribution and marketing agreements with telecommunications carriers in the United Kingdom, United States, Argentina, Mexico, and Venezuela as well as a pilot agreement in the United States. These agreements provide the carriers with a license to distribute user licenses for the V-Cube™ product to their customers in return for a monthly fee. Vistula collects a monthly fee from the carrier based on the number of individual user licenses at the various carrier’s customers who are using the VoIP services provided by the carrier through the use of the V-Cube™ platform and in some circumstances may also provide wholesale voice services to the carrier for a fee. We have not generated significant revenue from these agreements as we are dependent upon the individual carrier’s ability to effectively market and distribute the VoIP product. Although we will continue to enter into these types of agreements in the future, we are pursuing a strategy to generate revenues by contracting directly with telephony distributors, such as Northamber.

During the fourth quarter of 2006, we completed the development of a consumer VoIP portal that sits in front of the V-Cube™ to deliver a low cost consumer VoIP service for our telco and ISP clients to launch into their markets. This product comprises a no-touch registration, sign-up and payment system that enables our client’s customers to become VoIP telephony users. The service is specifically designed for single user consumers rather than the full business IP-PBX. This adds an important product capability to our portfolio and one that will be offered alongside the full V-Cube™ IP-PBX to all our customers. We currently are running a pilot program with a potential customer in the United States using the consumer VoIP portal.

Wholesale Voice Services Strategy

The company remains capable of providing wholesale voice services to customers, however, over the past year we have experienced diminishing revenues from these services as an independent source of revenue due to the focus of management on the commercialization of the V-Cube™ product offering and the working capital limitations which the Company has experienced and continues to experience. We plan on continuing to provide these services under the remaining interconnect agreements which do not require significant administrative effort on the Company’s behalf. We plan to offer wholesale voice services to customers as part of the V-Cube™ product package.

Competition

We face significant competition from companies providing similar IP-PBX and IP Centrex platforms. While we believe that the V-Cube™ platform has significant advantages over these competitive technologies, some of our competitors, such as Broadsoft, Sylantro and NetCentrex, have significant financial resources including significant investment from major private equity funds. Many of these competitors have also been in the market for considerably longer than us and have significant existing customer bases.

The market for wholesale voice telecommunication services is also extremely competitive, subject to changes in technology and is affected by the introduction of new products and services. There are a significant number of “aggregators” or resellers providing similar services to the Vistula Companies operating in the international voice wholesale market including, Gamma Telecom, Teleglobe, ITX, iBasis, Reach and Qwest. Some of these competitors have significantly greater financial resources and more customers than we do. Some of these resellers, including iBasis, Teleglobe, ITX and Qwest, are also offering VoIP services to their customers.

Intellectual Property Rights

We rely on trademark and copyright law, trade secret protection, and confidentiality, license and other agreements with our employees, customers, partners and others to protect our intellectual property rights and the intellectual property rights of our licensors. Unauthorized use of our intellectual property or the intellectual property of our licensors by third parties may damage our brands and reputation. Despite our precautions, third parties may obtain and use our intellectual property without authorization. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.

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

Research and Development

Our research and development activities to date have been focused on the development of enhancements of our existing products, such as our V-Cube™ IP-PBX platform, new products, such as the consumer VoIP product, our internal software and billing platforms, and recently, development of the O2C software portal acquired in October 2006. We expect to pursue further research and development with respect to new products and services, enhancements of existing products, the O2C software portal, and the development of additional features and functionality for our existing products to the extent our cash position permits.

Government Regulation

As an international telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Laws and regulations applicable to the provision of telecommunications services, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate.

We believe that wholesale business-to-business carriers such as the Vistula Companies are generally not subject to the same level of federal and local regulation as common carriers providing traditional telecommunications services, especially with respect to Internet-based telephony services such as VoIP. Nonetheless, some aspects of the Vistula Companies’ operations, including our voice-based services, may currently be, or become, subject to state and federal telecommunications regulations for telephony services governing licensing and tariffs, in addition to federal universal service funding mechanisms. In particular, certain state regulatory agencies may have jurisdiction over the Vistula Companies’ telephony applications when they are used to provide intrastate telecommunications services. Generally, we must obtain and maintain certificates of authority and certain approvals from regulatory bodies in most states where we offer or plan to offer regulated services.

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

We believe that we currently have all the regulatory licenses, approvals and consents necessary to conduct our business. However, we can give no assurance that we will be able to maintain compliance with existing regulations or that laws or regulations enacted in the future will not hinder or prevent us from conducting our business. See “Government regulations may adversely affect our business” under the section entitled “Factors Affecting Future Performance.”

Employees

As of April 6, 2007, we had 19 full-time employees, 2 part-time employees, and 7 consultants. Of our employees and consultants, 6 are engaged in sales and marketing, 5 are in technology research and development, 8 are in general and administrative and 9 are in operations. None of our employees are represented by a union. We believe our relationship with our employees and consultants is good.

ITEM 2. DESCRIPTION OF PROPERTIES

We maintain our principal executive offices at Suite 801, 405 Park Avenue, New York, New York 10022. Our principal office occupies approximately 1,300 square feet of office space pursuant to a sublease that we entered into as of November 1, 2005. The sublease has a term of 24 months and requires us to pay rent of approximately $6,500 per month. We made a payment on April 11, 2007, for outstanding rent payments for February and March 2007 which were previously delinquent.

We also have an office in London, England occupying approximately 1,600 square feet of office space with a monthly cost of approximately $5,200 through December 31, 2008.

Our subsidiary, Goodman Blue is located in Grantham, United Kingdom. We entered into a lease on November 3, 2006 for approximately 2,800 square feet of office space at a cost of about $4,000 a month. The lease expires on November 3, 2008.

We entered into a co-location agreement pursuant to which we rent approximately 400 square feet of space at 650 Grand Avenue in Los Angeles, California at a minimum monthly rental of $4,000. The fees for use of the Grand Avenue facility, including the minimum rent, generally range between $4,000 and $6,500 per month depending on the level and nature of services used. The current term of the co-location agreement is through April 2007. This office houses our telecommunication switches. The switches are installed in rooms that are environmentally modified, cooled and designed for switching equipment. These facilities have full battery backup for 24 hours in case of a power failure. As of the date of this Form 10-KSB we are delinquent in rent payments related to this facility.

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

None.

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

FISCAL YEAR 2005	High	Low
Third quarter (beginning July 21, 2005)	$2.15	$1.25
Fourth quarter	$2.20	$1.15
FISCAL YEAR 2006
First quarter	$1.42	$1.05
Second quarter	$1.34	$0.90
Third quarter	$1.19	$0.65
Fourth quarter	$0.79	$0.17

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Number of Holders

On December 31, 2006, we had approximately 64 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth. Furthermore, we are currently prohibited from paying cash dividends to the holders of our common stock under the terms of our outstanding debt instruments. This restriction will remain in effect until the debentures and notes are repaid or converted in full.

Compensation Plans

The following table sets forth certain information as of December 31, 2006, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	11,712,300	$1.24	5,977,700
Equity compensation plans not approved by security holders	_	_	_
Total	11,712,300	$1.24	5,977,700

Amendment to 2004 Stock Incentive Plan. On December 23, 2005, the board of directors approved an increase, from 8,000,000 to 15,000,000, in the number of shares of common stock authorized under the Plan, on April 11 and 12, 2006 the board of directors approved an additional increase, from 15,000,000 to 18,000,000, and on June 21, 2006 the board of directors approved an additional increase, from 18,000,000 to 20,000,000, in the number of shares of common stock authorized under the Plan. The shareholders of the Company ratified these amendments to the Plan on July 17, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

Forward-Looking Statements

Except for historical facts, the statements in this Annual Report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “Factors Affecting Future Performance.” We assume no obligation to update our forward-looking statements to reflect new information or developments.

For purposes of the following discussion, all information is reported on a consolidated basis for VCS and its subsidiaries.

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part II, Item 7 of this Annual Report.

Overview

Vistula Communications Services, Inc. (“VCS”, the “Company” or “we”) has four wholly-owned subsidiaries: Vistula Limited (“Vistula”), Vistula USA, Inc. (“Vistula USA”), Goodman Blue Limited (“Goodman Blue”) and Cardlink Services Limited (“Cardlink”), and has one subsidiary that is 60% owned, Vistula Communications Services SA (Pty) Ltd. (“Vistula SA”) (of these, principal operations are carried out through Vistula, Vistula USA and Goodman Blue as the other subsidiaries are dormant). Through Vistula, Vistula USA and Goodman Blue we currently provide value-added telecommunications services (including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. Beginning in the first quarter of 2005, through Vistula, Vistula USA, and Vistula SA we began to market our V-Cube™ Voice over Internet Protocol, or “VoIP,” IP-PBX software platform to telecommunications carriers, ISPs, large corporations and SMEs, throughout the world. The V-Cube™ platform is a uniquely feature-rich IP-PBX, that facilitates full contact communication services including voice, video, conferencing, call center, multi/sub-domain and unified messaging across both enterprise and public networks.

We expect to dissolve Cardlink and Vistula SA by the end of 2007. Since its acquisition by VCS in March 2004, Cardlink has been inactive. Vistula SA has not generated any revenue.

Vistula, Vistula USA, and Goodman Blue

Vistula, Vistula USA, and Goodman Blue are aggregators of wholesale telecommunications services to Tier 1 and Tier 2 telecommunications carriers and transit network operators. Vistula, Vistula USA, and Goodman Blue are collectively referred to as the “Vistula Companies.” We believe the Vistula Companies are well positioned to deliver VoIP telephony services to Tier 1 and Tier 2 telecommunications carriers and transit network operators. The Vistula Companies have switching facilities in London and interconnect agreements with suppliers and customers which will be available for our V-Cube™ customers for their traffic termination needs and by which we will continue to provide direct and partner direct voice routes.

The Vistula Companies began to actively market our V-Cube™ IP-PBX platform to carriers, transit network operators, large corporations, and SMEs in the first quarter of 2005. We expect this multiple feature VoIP platform, which will enable customers to convert their existing PBX phone systems to provide VoIP capability without the need for significant investment in new hardware, will provide the Vistula Companies with a competitive and reliable VoIP solution.

In February 2007, Vistula signed a distribution agreement with Northamber to sell its IP-PBX solutions to customers of Northamber in the United Kingdom. As discussed in the Factors Affecting Future Performance, we are dependent upon Northamber’s historical proven success rate to be equally successful in the distribution of our V-Cube™ product to their customers.

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

Revenue Recognition. Our revenue is derived primarily from fees charged to terminate voice services over our network and contracted services to support software licenses. We recognize such revenue, net of reserves, when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. We reserve for potential billing disputes at the time revenue is recognized or the dispute is known. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. Amounts billed in advance of the service month are recorded as deferred revenue and recognized as revenue as the underlying services are rendered.

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

Convertible Debt. The Company applies Accounting Principles Board Opinion Number 14 (“APB 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, when recording debt with conversion features and when issuing warrants to purchase its common stock. When debt is issued which is convertible to equity at the option of the holder, no portion of the proceeds is accounted for as attributable to the conversion feature, and is recorded as a liability. The warrants to purchase the Company's stock have been determined to be detachable warrants as the holder of the debt and warrants may convert the debt or exercise the warrant without affecting the other instrument. The fair-value of the warrants issued is determined as of the date of the issuance by using a Black-Scholes pricing model. The value is then used as a discount to the convertible debt and is amortized to interest expense over the term of the convertible debt to the maturity date, or is accelerated proportionally if the debt is converted at the option of the holder prior to the maturity date.

Stock-Based Compensation. Commencing on January 1, 2006 we began applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, or SFAS 123R, in accounting for stock-based compensation. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Prior to January 1, 2006, we followed Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair-value method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. In the notes to our financial statements included in Item 7, we provide pro-forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.

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

Results of Operations

Years ended December 31, 2006 and 2005

Revenues for the year ended December 31, 2006 were $1,091,899, an increase of 29.9% over the $840,457 in revenues in fiscal 2005. Revenues for 2006 from customers located outside the U.S. increased by approximately 179% from 2005. The increase in the twelve-month period ended December 31, 2006 is primarily attributable to the acquisition of Goodman Blue Limited, a UK entity, for which $229,891 in revenues were recognized for services provided under a contract agreement to support our O2C software portal. Revenues for the year ended December 31, 2006 for telecommunications increased by $21,551, an increase of 2.5% over the $840,457 in revenues for telecommunications in 2005. The increase is primarily attributable to wholesale revenues from UK customers offset by the loss of one wholesale revenue traffic route in our UK operations. Minimal revenue has been recognized for the V-Cube™ product offering although we commenced the V-Cube™ product offering in the UK, Venezuela, and Argentina.

Cost of revenues for the year ended December 31, 2006 were $1,325,806, an increase of 31.5% over the $1,008,227 in fiscal 2005. This increase relates to the acquisition of Goodman Blue Limited for which $159,725 in costs were recorded for services provided under a contract agreement to support our O2C software portal. An increase of $157,854 in costs recorded in wholesale costs from UK customers was also experienced. Engineering costs classified as cost of revenues for the year ended December 31, 2006 of $174,081 decreased 26.0% as compared to the same period in fiscal 2005. The decrease is mainly due to expenditures pertaining to staff support of the wholesale business.

Gross margin decreased to (21.4%) for the year ended December 31, 2006 from (20.0%) for the year ended December 31, 2005. During 2006 the acquisition of Goodman Blue resulted in an increase in margin of $70,166 for contracted services to support our O2C software portal, offset by the loss of one high margin wholesale revenue traffic route in our UK operations. Other wholesale business customers in the UK generated minimal increases in gross margin.

Selling, general and administrative costs for the year ended December 31, 2006 were $12,899,861, an increase of 22.6% over the $10,519,779 in fiscal 2005. During the year ended December 31, 2006, we incurred increased compensation for employees. Increases for employees were due in part to hiring a Chief Operating Officer in January 2006, a full-time Chief Financial Officer in August 2006, and in April 2006 a new Chief Executive Officer who later became President of one of our subsidiaries, and left the Company in December 2006. Other increases experienced were for the expense of options granted during the year related to consultants; consultants fees, due in part to engineers who provided services to support the V-Cube™ software from the developer of the software; insurance and rents. We also experienced non-cash increases in compensation expense due to the issuance of stock options to employees, directors and officers; $1,875,000 non-cash expense for the issuance of 1,500,000 shares per the Indigo advisory agreement as described in Note 15 to the financials statements included in Item 7, offset by a decrease of $1,000,000 non-cash expense for the issuance of 500,000 shares per the NetYantra agreement described in Note 12 to the financial statements included in Item 7. During 2006 the acquisition of Goodman Blue resulted in increased expenses including rent, insurance, and office expenses. The increases were offset by decreases in promotional and marketing expenses, professional fees and travel expenses.

Depreciation and amortization expenses for the year ended December 31, 2006 were $3,425,027, an increase of 1,455.9% over the $220,133 in fiscal 2005. During the year ended December 31, 2006, we recorded increased depreciation for additional equipment purchased, as described in Note 3 to the financial statements included in Item 7, and a full year of depreciation on telecommunications equipment in the US. During the year ended December 31, 2006, we began to record amortization expenses for the purchase of our V-Cube™ software as described in Note 13 to the financial statements included in Item 7, the acquisition of our O2C software as described in Note 6 to the financial statements included in Item 7, and the amortization for the license acquired for our consumer product as described in Note 3 to the financial statements included in Item 7, which was fully impaired as described below.

Research and development expenses for the year ended December 31, 2006 were $364,342, an increase of 1,090.2% over the $30,612 in fiscal 2005. During the year ended December 31, 2006, we incurred increased expenses for a team of consultants who developed the V-Cube™ software platform. We incur expenses each month for development work by this team of consultants for the next version of the V-Cube™ software platform to be distributed which is expected to include new feature sets and reporting functions. We also incur research and development expenses for the O2C portal development work being performed. The O2C portal will work along-side the V-Cube™ platform and allow an automated sign-up and delivery process for customers which we expect to enable us to sign-up a significantly greater number of users each month in comparison to the more manual process of customer installations without the portal.

During the year ended December 31, 2006 net interest expense of approximately $1,226,000 was comprised of amortization of capitalized finance fees, amortization of the debt discount for the debentures held, interest on the convertible debentures as per the terms stated in Note 11 to the financial statements included in Item 7, interest on the small business loan as per the terms stated in Note 10 to the financial statements, and interest on a promissory note as per the terms stated in Note 10 to the financial statements included in Item 7, net of interest income received on cash balances as a result of the financing described in Note 14 to the financial statements included in Item 7. Net interest expense for the year ended December 31, 2005 of approximately $1,244,000 was comprised of amortization of capitalized finance fees, amortization of the debt discount for the debentures held, interest on the convertible debentures as per the terms stated in Note 11 to the financial statements included in Item 7, and imputed interest on a capital lease obligation we entered into during 2004, net of interest income received on cash balances as a result of the financing described in Note 11 to the financial statements included in Item 7.

For the year ended December 31, 2006, we incurred a loss of $19,530,105 or $0.38 loss per common share, basic and diluted, as compared to a loss of $12,182,002 or $0.45 loss per common share, basic and diluted, for the year ended December 31, 2005.

Impairments

Two impairments of assets which totaled $1,380,552 were recorded as at December 31, 2006, while there were no impairments recorded for fiscal 2005. The impairments recorded for December 31, 2006, were for our telecommunications switching equipment in the US for approximately $1,233,000 and for our consumer product of approximately $151,000 as described in Note 3 to the financial statements included in Item 7.

The impairment to our telecommunications equipment, on our balance sheet as property, plant and equipment, in the US was recorded due to management’s expectation that future revenues to be provided directly from this equipment did not justify the then current carrying value of the equipment. Management does not expect significant revenue growth from this equipment due to prior unsuccessful efforts to establish large volumes of terminated wholesale traffic routes within the US market which would have enabled future revenues as well as management’s decision not to hire staff to actively pursue wholesale traffic termination revenues for this equipment. Management used then current asking prices for similar used equipment to determine the fair market value of this equipment.

We have also recorded a 100% impairment for the license purchased for our consumer product of approximately $151,000 as described in Note 3 to the financial statements included in Item 7. As of the date of this 10-KSB, we have completed the development of an internal product which is expected to replace the consumer product. We had recorded minimal revenues which resulted from this license during the fiscal year ended December 31, 2006. The licensed consumer product requires additional monthly support fees. Management has decided to cease solicitation of revenues under this license agreement until our internally developed product is ready for sale to customers. There is no material impact to any of our financial statements resulting from the cessation of revenues from this licensed consumer product.

Management also considered the value of the equipment used for wholesale traffic termination it owns in the United Kindom and determined that as of December 31, 2006, no impairment was necessary due to future cash revenues anticipated from this equipment.

Management also considered its intangible assets, the V-Cube™ software and intellectual property, and its recently acquired O2C software portal, and determined no impairment was necessary due to future cash revenues anticipated from these assets.

Liquidity And Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $195,223, which represents a decrease of $357,904 over the $553,127 at December 31, 2005. Also, as of December 31, 2006, we had a working capital deficit of approximately $4,682,127, which represents an increase in the working capital deficit of approximately 1,268% from that at December 31, 2005. The decrease in cash and cash equivalents and increase in working capital deficit are principally reflective of cash used in operations and a liability of $2,500,000 recorded for the October 11, 2006 acquisition of Goodman Blue Limited as described in Note 1 to the financial statements included in Item 7. Since our inception through December 31, 2006, we have generated operating losses of approximately $36,100,000. The Company’s current assets and current liabilities at December 31, 2006 were $776,619 and $5,458,746, respectively. The current liabilities include a liability of $2,500,000 to the seller of Goodman Blue Limited whereby the seller may exercise an option to require the Company to re-purchase 2,500,000 common shares for $1.00 per common share. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing arrangements, to obtain additional financing as may be required, and ultimately to attain profitability. To address these issues in part, the Company raised $2,500,000 in gross proceeds on April 6, 2007, which will be used to satisfy a portion of the Company’s outstanding payables and to fund working capital requirements for the launch of the V-Cube™ product through a United Kingdom distributor, Northamber. The Company is dependent upon Northamber to meet its forecasted sales figures to its customers for the second, third, and fourth quarters of 2007, in order to meet the Company’s cash needs during these quarters. In order for Northamber to be successful in meeting its forecasts the Company must be able to support the demand for large volumes of new user installations from Northamber and their customers. The Company is in the process of revising its budget and financial forecast for the remainder of 2007 as more fully described below. This budget and financial forecast, when revised, will anticipate that the distribution arrangement with Northamber will generate a majority of the Company’s revenue and that the Company will be able to develop and implement cost controls, including the successful negotiation of significant reductions and delayed payments of material amounts owed to creditors, in order to conserve cash. However, there is no assurance that the Company will be able to generate sufficient funds from the sales by the distributor and sufficient savings from its development and implementation of cost controls to conserve cash to continue as a going concern.

Net cash used in operating activities during 2006 of $6,709,864 decreased by $1,071,994 over the $7,781,858 used in operating activities during 2005 primarily due to a net loss of $19,530,105, offset by non-cash charges of $3,246,178 for compensation, $1,875,000 for shares issued to Indigo Ventures LLC (“Indigo”) under an advisory agreement as described in Note 15 to the financial statements included in Item 7, $642,790 for the issuance of warrants related to the financings described below, $1,380,552 for the impairment of assets as described in Note 3 to the financial statements included in Item 7, and $688,998 for interest related to the convertible debenture financing described further below.

In addition, prepaid expenses and other current assets at December 31, 2006 of approximately $313,352 decreased approximately 70% from the $1,045,795 at December 31, 2005, due to the prepayment of royalties under the NetYantra agreement being allocated as part of the purchase price of the V-Cube™ software platform as described in Note 13 to the financial statements included in Item 7; the expensing of professional services that were rendered during 2006 that were paid in our common stock; maintenance for the equipment described in Note 3 to the financial statements included in Item 7; and expensing the prepayments for software development, value added tax, call termination charges, insurance and rents. Accounts receivable at December 31, 2006 were approximately $158,000, an increase of approximately 20% from December 31, 2006. Accounts payable and accrued expenses at December 31, 2006 increased approximately $1,392,000 from December 31, 2005 levels as a result of increases in accrued payroll and related costs, accrued interest on the debentures as described in Note 11 to the financial statements included in Item 7, and increased accrued professional fees.

Net cash used in investing activities during 2006 of $8,056,341 increased by $7,331,310 over the $725,031 used in investing activities during 2005 due to the cash portion paid of $8,800,000 for the purchase of the V-Cube™ software and intellectual property as described in Note 13 to the financial statements included in Item 7, offset by decrease in expenditures for telecommunications equipment used in our business.

Net cash provided by financing activities during 2006 of $14,409,138 increased by $5,300,214 over the $9,108,924 provided by financing activities during 2005. On May 22, 2006 we raised $15,244,165 in net proceeds through the sale of equity and issued 13,080,000 five-year warrants, exercisable at $1.00 per common share, pursuant to the equity sale, as described further below. A portion of the proceeds from the sale of equity was used to pay the amount due on the notes payable of $870,000 to MRS Partners LLC, also described further below.

We acquired approximately $457,000 in cash through the acquisition of Goodman Blue on October 11, 2006 described in Note 6 to the financial statements included in Item 7. The cash acquired has been used in part to pay for outstanding liabilities of Goodman Blue at the time of the acquisition, including the note payable described in Note 10 to the financial statements included in Item 7.

During the years ended December 31, 2006 and 2005 no services were contributed to the Company by our stockholders.

Since our inception, we have sustained our operations through loans, debt and equity financings, funding provided by our Chairman and contributed services by our Chairman and other stockholders.

Convertible Debenture and Warrant Financing. On February 18, 2005 and March 4, 2005, we issued and sold convertible debentures and warrants to certain sophisticated institutional and individual investors pursuant to a securities purchase agreement between the Company and the investors. In the two closings, we sold convertible debentures in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of our common stock, at an exercise price of $1.00 per share. These warrants expire five years after the issue date.

The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The final interest payment is due on the date of maturity of the debenture, the third anniversary of the issue date. In addition, on any date on which all or a portion of the principal of a debenture is converted, all unpaid interest having accrued on such principal at the time of such conversion will become immediately payable. We are not permitted to prepay any portion of the principal amount of any of the debentures without the prior consent of the holder thereof. The interest payments due on December 31, 2006 and  on March 31, 2007 were not paid until April 9, 2007. We received a waiver from each of the holders of the debentures for any late fee due or possible event of default in connection with the two late payments of interest. See Note 11 to the financial statements included in Item 7.

Through April 6, 2007, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods.

Warrant Exercise Agreements. In October 2005, we entered into several warrant exercise agreements with holders of warrants issued in the debenture financing described above. Pursuant to these agreements, we issued to these holders replacement common stock purchase warrants exercisable for a number of shares equal to the number of shares they purchased upon exercise of the warrants issued to them in the debenture financing. These replacement warrants have an exercise price of $1.50 per share. We received aggregate proceeds of $3,190,499 in connection with the exercise of the prior warrants, and issued the replacement warrants, which expire five years after the issue date, to purchase an aggregate of 3,190,499 shares of our common stock (plus an additional warrant, which expires five years after the issue date, to purchase 159,525 shares of common stock to a placement agent who assisted with the transaction). As a condition for each debenture holder executing a waiver for the April 6, 2007 financing as discussed herein, the Company agreed to reduce the exercise price of the replacement warrants to $1.00 per share and provide the same anti-dilution protection as contained in the warrants issued in connection with the debenture financing.

Common Stock and Warrant Financing. On May 22, 2006, the Company sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock. The effective purchase price of the units was $1.00 per unit. In exchange for the units sold, the Company received gross cash proceeds of $16,300,000. The Company issued warrants for 13,040,000 common stock shares exercisable until May 22, 2011 at an exercise price of $1.00 per share. CRT Capital Group LLC (“CRT”) acted as the placement agent in connection with the offering. The aggregate commissions payable to CRT in connection with the private placement were approximately $978,000. In addition, the Company issued warrants to CRT to purchase 1,467,000 shares of common stock similar to those sold to the investors. The Company realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15.2 million. The Company used a portion of these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube™ IP-PBX platform ($8,800,000); pay the outstanding principal, interest and fees related to the revolving credit agreement with Indigo Investments I LLC ($1,500,000); and pay the outstanding principal and interest related to a promissory note for Sonus switching equipment located in Los Angeles to MRS Partners LLC ($800,000).

Acquisition of Goodman Blue. On October 11, 2006, VCS acquired 100% of the outstanding shares of Goodman Blue for consideration consisting of 2,500,000 shares of our common stock being issued to Scott Goodwin, the sole shareholder of Goodman Blue, subject to an option to require the Company to repurchase the shares of common stock for an aggregate purchase price of $2,500,000. We recorded the total purchase price of $2,562,643, which includes acquisition costs of $62,643, as intangible assets for the O2C software of $2,077,777 and as several customer contracts which were valued at $484,866. Management determined that the O2C asset will be amortized over a five year estimated useful life beginning on October 11, 2006. At December 31, 2006 the net carrying value of this O2C intangible asset was $1,978,600. Amortization expense for the twelve-months ended December 31, 2006 was $99,177. We have recorded the acquisition of Goodman Blue as a liability of $2,500,000 at December 31, 2006, in the expectation that Goodwin will require the Company to repurchase the shares. The purchase agreement, as amended, provides that: (i) Goodwin shall have the option to require us to purchase 1,400,000 of the consideration shares for a total aggregate cash consideration of $1,400,000 (the “First Put Option”); and (ii) Goodwin shall have the option to require us to purchase 1,100,000 of the consideration shares for a total aggregate cash consideration of $1,100,000 (the “Second Put Option”). The First Put Option may only be exercised in the period commencing on February 1, 2007 and ending on April 27, 2007. The Second Put Option may only be exercised in the period commencing on August 1, 2007 and ending on August 31, 2007. The terms of our currently outstanding debentures and notes prohibit the redemption of shares of our common stock without the debt holders consent.

On October 12, 2006, Goodman Blue sold its customer contracts list. As part of the sale of these customer contracts the Company guaranteed the return of the sale price in future revenues from the contract by April 1, 2007. As at December 31, 2006, the guaranteed amount of future revenues from the customer contracts sold yet to be secured by the buyer and for which the Company was obligated to pay was approximately $296,000. Based on information provided, as of April 1, 2007, the buyer secured revenues greater than the amounts guaranteed and the Company is no longer obligated for any return of the sale price.

As of December 31, 2006, Goodman Blue is obligated to pay approximately $204,000 in principal amount under a Small Firms Loan Guarantee Scheme from HSBC Bank plc. The loan accrues interest at a rate of 3.0% above the lender’s base interest rate of 4.5% as at December 31, 2006, and is payable in equal monthly installments of approximately $20,000 (which is exclusive of interest) until November 7, 2007, the maturity date. The loan is guaranteed by the Secretary of State in the United Kingdom and the borrower pays a guarantee premium at an annual rate of 2% on the loan to the Secretary of State.

Converible Note and Warrant Financing. On April 6, 2007 we completed a convertible note and warrant financing for gross proceeds of $2,500,000 which will be used in part for payments due to existing creditors and funding our working capital needs. The notes are convertible into common shares at a conversion price of $1.00 per share. The investors were also issued a total of 2,500,000 warrants to purchase common stock, which expire in five years, and have an exercise price of $1.00 per share. We paid fees of $56,000 and issued warrants to purchase 1,400,000 shares of our common stock, with similar terms to the warrants issued to the investors, to placement agents. As part of the financing, Executive Management Services Limited (“EMS”), an entity of which Mr. Galliers-Pratt is a beneficiary, is transfering an aggregate of 5,000,000 shares of our common stock to the investors subsequent to the closing.

We have made cash expenditures for capital equipment and software from our inception until December 31, 2006 of approximately $11,640,000 purchasing the telecommunications equipment necessary to operate our business, including the cash payment of $8,800,000 pursuant to the purchase of the V-Cube™ software and intellectual property, as described in Note 13 to the financial statements included in Item 7.

To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Budget and Financial Forecasts for the Remainder of 2007

The following disclosure includes certain statements, budgets, estimates, projections and other forward-looking statements with respect to the anticipated future performance of Vistula Communications Services, Inc. The statements, budgets, estimates, projections and other forward-looking statements, which have not been reviewed or examined by the Company’s independent auditors, are based upon various assumptions by management made on a reasonable basis and in good faith that may not prove to be correct. Such assumptions are inherently subject to significant uncertainties and contingencies, many of which are beyond the Company’s control. No assurance is given, that the Company can or will attain such results. Actual results are likely to vary, perhaps materially, from the Company’s projections due, at least in part, to the “Factors Affecting Future Performance” set forth below.

In the course of their due diligence, the purchasers of the Company’s convertible notes and warrants discussed with the Company’s management the planned use of proceeds and the plan for operating the Company subsequent to the closing. These purchasers were provided with budgetary information and financial forecasts which were included in the disclosure schedules incorporated into the definitive investment documentation and filed with the Company’s Form 8-K dated April 9, 2007 which reported on the closing of that transaction.

That budgetary information contemplated that the gross proceeds of the sale of the convertible notes and warrants would be $3,000,000 rather than the $2,500,000 actually raised and that the closing would have occurred before the end of the first quarter of 2007 rather than at the end of the first week of the second quarter. As a result of these variances and the continuing negotiation by management with trade creditors and service providers to extend payment terms and/or grant discounts and compromise obligations, the Company is in the process of reformulating and adjusting the operating budget and financial forecasts for the remainder of 2007.

The Company believes that, irrespective of the actual adjustments made, the material implications of the budget are as follows:

•
Following the closing and the payment of expenses associated with the financing and the payments of past due interest on the Company’s 8% convertible debentures $254,800, past due trade payables and taxes in the United States and the United Kingdom as described more fully below under “Non-Compliance Items,” and current amounts due, such as payroll, of $1,243,000 were made. As a result the Company had cash available of approximately $1,002,000 as of the date of this 10-KSB;

•	The Company expects to generate net revenues of approximately $830,000, $2,900,000 and $3,000,000 in the second, third and fourth quarters of 2007, respectively;

•	The Company expects to incur selling, general and administrative expenses of approximately $1,300,000 in each of the remaining quarters of 2007;

•	The Company expects to have net cash positions of approximately $0, $1,000,000 and $2,500,000 at the end of the second, third and fourth quarters of 2007, respectively; and

•
Despite the indicated cash positions, for financial reporting purposes, the Company will continue to show net losses in each of these three quarters of 2007 and for the year as a whole due to non-cash items of loss.

All of these forecasts are based on projections of revenue generated through the Company’s arrangement with Northamber to distribute our V-Cube™ product, which had been expected to commence in April 2007. The Company believes the delay in completing the convertible note and warrant financing will result in a delay in revenue generations through the Northamber arrangement until later in the second quarter, although the estimate of revenue for the second quarter is still achievable. However, failure to generate such revenue in the amount and in the timeframe contemplated in the forecast will directly and adversely effect the Company’s ability to continue its current operations without raising additional capital or obtaining further accommodations from trade creditors and service providers.

As identified below in Other Arrangements and Obligations, Non-Compliance Items, the Company paid the debenture holders interest outstanding as per the waivers received from the outstanding debenture holders as described in Note 11 to the financial statements included in Item 7, and made payments to various creditors. The remaining balance of approximately $1,002,000 is expected to be used for working capital purposes and for payment towards outstanding creditor balances which management is currently negotiating for relief or delays in payment, in order to conserve cash, until the Company begins to collect cash for the sales of the V-Cube™ product from the Northamber distribution agreement. The majority of the revenues in the Budget are assumed to be from the Northamber distribution agreement and are expected to begin to be recognized during the second quarter of 2007. In the event the Company does not recognize revenues and collect cash as it has forecasted in the Budget during the second quarter of 2007, additional financing will be required or the business may have to curtail certain operations.

Other Arrangements and Obligations

V-Cube™ Distribution Arrangements

On February 2, 2007, Vistula Limited signed a distribution agreement with Northamber to sell its IP-PBX solutions to customers of Northamber in the United Kingdom. Northamber will offer a hosted IP-PBX product using our V-Cube™ platform. The hosted IP-PBX product will be sold via Northamber's network of 6,000 distributors and master agents in the UK. Under the agreement, we will host the service and provide Tier 2 and Tier 3 level support to Northamber's distributors and customers. Northamber is a long established and large trade-only distributor of IT products and equipment in the UK. We expect the revenues from this distribution to be a significant provider of operational cash for our business.

On June 7, 2006, the Company completed the acquisition of certain assets of NetYantra for an aggregate purchase price of $8,800,000 in cash, 14,000,000 shares of the Company’s common stock and the outstanding prepaid amount ($399,189) for royalties due on future net revenues that was paid under the terms of the distribution and marketing agreement between the Company and NetYantra. The acquired assets include NetYantra’s VoIP IP-PBX platform software and associated intellectual property. The Company had previously distributed this software as its V-Cube™ VoIP IP-PBX platform offering under a distribution and marketing agreement with NetYantra.

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

On August 3, 2006, the Company and NetYantra agreed to a 30 day extension to negotiate and execute a license and revenue agreement, a services agreement, and an executive employment agreement. Although a mutually satisfactory services agreement has not been executed as yet, NetYantra has been performing services for the Company since June 7, 2006. We made cash payments of $463,968 for the services provided from June 7, 2006 to November 30, 2006. The cost of the services performed during December 2006 were accrued as of December 31, 2006.

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

The Company recorded the acquisition of the V-Cube™ IP-PBX platform software and associated intellectual property as an intangible asset in June 2006 at a total of $26,279,189 ($8,800,000 million in cash, 14,000,000 shares at $1.22 per share, and the outstanding prepaid royalty amount of $399,189). The Company has determined that the asset will be amortized over a five year estimated useful life beginning on July 1, 2006, which coincides with the first V-Cube™ product launch by one of the Company’s customers. At December 31, 2006 the net carrying value of this intangible asset was $23,651,270. Amortization expense for the period ended December 31, 2006 was $2,627,919.

On December 13, 2005, we entered into a Consultant, Representative and Professional Services Agreement with Quest Telecommunications, Inc. (“Quest”). Under this agreement, we have appointed Quest as an independent advisor and our exclusive representative in the geographic areas of Vietnam, Cambodia, Malaysia and Turkey (and any other areas to which we and Quest agree in writing). Under this agreement, we paid Quest $50,000 in consideration for Quest’s assistance relating to the execution by us and Saigon Post and Telecommunications Services Corporation (“SPT”) of a memorandum of understanding and pilot license agreement with respect to the V-Cube™. The pilot license agreement, which we entered into on October 15, 2005, permitted SPT to use the V-Cube™ platform for evaluation and testing purposes on a royalty-free basis from November 15, 2005 through February 15, 2006. We entered into a distribution and marketing agreement with SPT with respect to the V-Cube™ on July 3, 2006. Upon signing this agreement, we are obligated to issue to Quest 300,000 shares of our common stock and to pay to Quest $150,000 in cash, plus a continuing commission of thirty percent of the license fees we receive from SPT in connection with the licensing and distribution of the V-Cube™ in the above-mentioned geographic areas (net of sales, use and value added taxes, if any, payable by us in connection with such license fees). Although the agreement with SPT has been signed, the Company does not expect to pay the $150,000 in cash or continuing commission of thirty percent of the license fees we receive from SPT, and therefore the $150,000 due has not been recorded in the financial statements.

Non-Compliance Items

Delaware Franchise Tax. VCS and Vistula USA did not file and pay the Delaware franchise tax due on March 1, 2007. We have filed the required return and made aggregate payments of approximately $18,600 to bring each entity into good standing as of April 10, 2007.

Tax Returns. VCS and Vistula USA did not file and pay for the tax return extensions to the Internal Revenue Service or the states of New York and Massachusetts due on March 15, 2007. On April 10, 2007 the extensions and payments in aggregate of approximately $2,100 were mailed to the respective tax authorities. We will pay any late fees, expected to be minimal, related to the late filings when invoiced.

Debenture interest payments. VCS did not timely pay the quarterly interest payments that were due on December 31, 2006 and March 31, 2007 to the holders of VCS’ outstanding 8% convertible debentures. We paid these outstanding interest payments on April 9, 2007 and received a waiver from each of the debenture holders for any late fee due or possible event of default in connection with the two late payments of interest.

Inland Revenue in United Kingdom. Vistula Limited was not in good standing due to approximately $20,000 in amounts being due for Pay-As-You-Earn (“PAYE”) taxes, equivalent to the United States taxes on salaries including FICA and Medi-care, and Goodman Blue Limited was not in good standing due to approximately $62,000 in amounts being due for PAYE. On April 10, 2007, payments by Vistula Limited for approximately $29,000 and by Goodman Blue Limited for approximately $62,000, brought each entity into good standing.

Financial Advisory Services

On January 27, 2006, we entered into a financial advisory agreement with Indigo Ventures LLC (“Indigo”) in which we appointed Indigo as our financial advisor to advise, consult with, and assist us in various matters. On November 27, 2006, the Company sent a notice to Indigo indicating that the Company would not renew the Agreement. Therefore, the Agreement ended on January 27, 2007.

The Company entered into another financial advisory agreement on January 30, 2007 with Indigo for a bridge financing. In connection with the convertible note and warrant financing, Indigo agreed to terminate the January 30, 2007 financial advisory agreement and waive any fees under that agreement in return for reimbursement of legal and travel expenses of $49,182 and for the Company’s acknowledgement that $117,000 in connection with services previously rendered under the advisory agreement entered into on January 27, 2006, remain outstanding and that this amount is payable upon the earlier of (i) the sale of the company, (ii) a capital raise of at least $5,000,000 or (iii) the date when the Company has sufficient cash flow available from its operations.

Employment Agreements

Effective December 15, 2006, John Keith Markley resigned from the board of directors of VCS and from his position as president of Vistula USA for personal reasons. As a result of Mr. Markley’s resignation and pursuant to the Employment Agreement dated as of April 11, 2006, between the Company and Mr. Markley, as amended by the Amendment to Employment Agreement dated August 1, 2006 and in accordance with an Agreement and General Release between the Company and Mr. Markley dated as of December 15, 2006, the Company is required to pay Mr. Markley $290,000 over twelve (12) months, in accordance with the Company’s current payroll practices; provided, that the Company and Mr. Markley agree that these amounts constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. This amount was accrued as of December 31, 2006. Also, Mr. Markley will continue to be covered under the Company’s medical plans for a period of twelve (12) months following his resignation, provided that Mr. Markley shall continue to be responsible for his portion of such payments via applicable withholdings.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect of this standard on its future reported financial position and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ending December 31, 2006. The initial adoption of this statement did not an impact on the Corporation's results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application allowed. The Company is currently evaluating the effect of this standard on its future reported financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The company is still assessing the impacts of the adoption of FIN 48.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 concludes that the presentation of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company does not believe that the adoption of EITF 06-3 will have a material impact on its financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair-value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair-value basis. SFAS 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements (‘‘SFAS 154’’), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. SFAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS 154 had no impact to the financial position or results of operations.

Subsequent Events

Effective as of January 1, 2007, the Company sold its UK Lucent Switch used in the Company’s wholesale voice services business in exchange for the buyer (i) assuming the co-location lease and all associated costs, including, without limitation the costs of the circuits, power, and running the switching equipment (ii) operating the Switch, (iii) allowing the Company to use the switch for three years at no cost to the Company and (iv) assuming any billing processes previously performed by one of the Company’s employees, who will continue to be available to the Company.

On April 6, 2007, we completed a private placement of convertible notes and warrants pursuant to a securities purchase agreement with certain accredited investors. The investors purchased convertible notes in the aggregate principal amount of $2,500,000 and warrants to purchase up to an aggregate of 2,500,000 shares of our common stock at $1.00 per share. The private placement resulted in gross proceeds to us of $2,500,000. The investors will also receive an aggregate of 5,000,000 shares of our common stock, which shares will be transferred from EMS, an entity of which Mr. Galliers-Pratt, is a beneficiary, to the investors, EMS is receiving no consideration for the transfer. See Note 19 to the financial statements included in Item 7 for a complete description of this private placement and the terms of the convertible notes and warrants.

In connection with the closing of the convertible note and warrant financing, we paid placement agent fees in the amount of $56,000 in cash and warrants to purchase 1,400,000 shares of our common stock at $1.00 per share, which warrants expire in five years. We have agreed to indemnify the principal placement agent from claims arising in relation to the services it provides to us.

On February, 2, 2007, Vistula Limited signed a distribution agreement with Northamber to sell its IP-PBX solutions to customers of Northamber in the United Kingdom. Northamber will offer a hosted IP-PBX product using our V-Cube™ platform. The hosted IP-PBX product will be sold via Northamber’s network of 6,000 distributors and master agents in the UK. Under the agreement, we will host the service and provide Tier 2 and Tier 3 level support to Northamber’s distributors and customers. Northamber is a long established and large trade-only distributor of IT products and equipment in the UK. We expect the revenues from this distribution to be a significant provider of operational cash for out business.

On February 12, 2007, we entered into a Supplemental Agreement with Scott Lee Goodwin (“Goodwin”), the seller and former shareholder of Goodman Blue, to amend the put option such that Goodwin shall have the option to require us to purchase 1,400,000 of the shares for a total aggregate cash consideration of $1,400,000 during the period commencing on February 1, 2007 and ending on April 27, 2007 at 5:00pm EST and Goodwin shall have the option to require us to purchase 1,100,000 of the shares for a total aggregate cash consideration of $1,100,000 during the period commencing on August 1, 2007 and ending on August 31, 2007. The terms of our currently outstanding debentures and notes prohibit the redemption of shares of our common stock without the debt holders consent.

On February 5, 2007, we granted options to purchase common stock to the persons and in the amounts that follow:

Officers and Directors	Shares

Ian Cope	20,000

Jared P. Taylor	50,000

Nick Topham	25,000

We also granted additional options to purchase up to 20,000 shares of common stock to certain other employees. All of the above options have an exercise price of $0.32 per share which represents the closing price of our common stock on February 2, 2007 and an expiration date of February 5, 2017. The options were granted as compensation for employment or director services, as applicable. The options are immediately exercisable with respect to 25% of the total option shares purchaseable thereunder. Thereafter, the options will vest and become exercisable for an additional 25% on the last day of each year after the date of grant, so that the options shall be fully vested on the third anniversary of the date of grant. All of the above options will accelerate in full upon a change of control. The options granted to Ian Cope and Jared Taylor and certain other employees are evidenced by an agreement in the form of the incentive stock option agreement.

Factors Affecting Future Performance

Our immediate future revenues and cash flow are dependent upon one distributor in the United Kingdom.

On February 2, 2007, we signed a distribution agreement with Northamber to sell our IP-PBX solutions to customers of Northamber in the United Kingdom. Northamber will offer a hosted IP-PBX product using Vistula's V-Cube™ platform. The hosted IP-PBX product will be sold via Northamber's network of 6,000 distributors and Master Agents in the UK. We are dependent upon Northamber’s historical proven success rate to be equally successful in the distribution of our V-Cube™ product to their customers. If we are unable to successfully launch a hosted IP-PBX network for Northamber to use for its customers, the Company’s expected revenues and expected future cash flows may not be met.

If we do not obtain a substantial amount of additional financing and/or concessions from creditors, we may have to curtail or suspend operations.

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

We may not be able to accurately forecast future results.

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

We are not profitable. In the fiscal year ended December 31, 2006, we incurred a net loss of $19,530,105 and as of December 31, 2006, we had an accumulated deficit of $36,107,104. We anticipate losses to continue for the foreseeable future.

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

Our efforts to operate profitably will depend on, among other things:

•	The success Northamber as a distributor of the V-Cube™ product;

•	Developing the Vistula and Goodman Blue brands, through marketing and other promotional activities;

•	Expanding our product and services offerings;

•	Developing marketing and distribution relationships with strategic business partners;

•	Expanding general and administrative functions to support any growth that may occur; and

•	Establishing and developing customer and carrier relationships in the telecommunications industry.

If we fail to establish the Vistula and Goodman Blue brands or to attract repeat customers, we may not be able to increase our revenues sufficiently to fund our operations.

We believe that we must develop and strengthen the Vistula and Goodman Blue brands, particularly because of the early stage of our development and the highly competitive nature of our business. If we fail to establish the Vistula and Goodman Blue brands quickly, we will remain at a competitive disadvantage and may lose the opportunity to obtain a sufficient number of customers. The development of the Vistula and Goodman Blue brands will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We cannot be certain that we will be able to afford to conduct brand promotion activities sufficient to build awareness, or that such activities, if any, will be successful or will result in increased revenues. If we do achieve increased revenues, we can give no assurance that these revenues will be sufficient to offset the expenditures incurred in building our brands.

We currently derive a significant portion of revenue from a limited number of contracts and customers, and if we are unable to replace contracts upon completion and maintain customer relationships, we could have a significant decrease in our revenues which would negatively impact our results.

We have derived, and believe that we will continue to derive, a significant portion of our revenues in any given year from a limited number of contracts. As these contracts wind down to completion, we face the task of replacing such revenues with new projects and contracts. 86% of our revenues for the fiscal year ended December 31, 2006 was derived from four customers and 89% of our revenues for the fiscal year ended December 31, 2005 was derived from four customers. Our inability to replace such revenues would cause a significant decrease in our revenues and negatively affect our operating results.

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

Due to the above factors, quarterly revenues, expenses and results of operations could vary significantly in 2007 and beyond.

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

Customers outside the United States accounted for approximately 41% of our revenues for the year ended December 31, 2006, and for approximately 19% of our revenues for the year ended December 31, 2005. The multi-jurisdictional nature of our revenues exposes us to additional risks. Such risks include:

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

Our future success and our ability to sustain our revenue growth depend upon the continued service of our executive officers and other key personnel. The loss of any of our key employees, in particular Rupert Galliers-Pratt, the chairman of our board and our president and chief executive officer, or Adam Bishop, president of Vistula Limited and Goodman Blue Limited could adversely affect our ability to meet our customers’ needs. We have entered into a consulting agreement for services to be rendered by Rupert Galliers-Pratt with an entity affiliated with Rupert Galliers-Pratt for a term of 24 months, which term commenced as of August 17, 2005. At present, we do not have an employment agreement with Adam Bishop.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large companies. In addition, a number of smaller companies, including BonNet, Fewhurst, C2C and Total X, have products and services that address similar market opportunities to that which we and our subsidiaries address. Many of these competitors have also been in the market for longer than us and have larger existing customer bases. Some of our competitors, such as Broadsoft, have greater financial resources than we do, including investment from major private equity funds. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

While we believe there is a significant growth opportunity in providing wholesale voice termination services and pre-pay products to carriers and operators, there can be no assurances that these technologies will be widely accepted or that a viable market for our services and products will fully develop or be sustainable. If these markets do not develop, or develop more slowly than expected, then we may not be able to sell our products or services in significant volume, or at all. Due to the intense competition in these markets and with respect to VoIP services, the relatively recent introduction of this technology, there can be no assurance that we will succeed in these evolving marketplaces.

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

Our success depends in part upon the protection of our proprietary products. We have taken steps that we believe are adequate to establish, protect and enforce our intellectual property rights. We cannot assure you that these efforts will be adequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use our products or technology. However the complexity and nature of the software is such that it would be just as difficult for a company to steal, copy and understand our software as it would be to re-write the whole package.

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

Compliance with changing corporate governance and public disclosure regulations may result in additional expense.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and internal controls, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we seek and are approved for listing on a registered national securities exchange, the stock exchange rules will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. Beginning with our annual report for the fiscal year ending December 31, 2007 we will be required to include a report of our management on internal control over financial reporting. Further, in our annual report for the fiscal year ending December 31, 2008 we will be required to include an attestation report of our independent registered public accounting firm on internal control over financial reporting.

Our executive officers, directors and principal stockholders have substantial holdings, which could delay or prevent a change in corporate control favored by our other stockholders.

Our directors, officers and 5% stockholders beneficially own, in the aggregate, approximately 61.3% of our outstanding voting stock. The interests of our current officers and directors may differ from the interests of other stockholders. Further, our current officers and directors may have the ability to significantly affect the outcome of all corporate actions requiring stockholder approval, including the following actions:

•	the election of directors;

•	the amendment of charter documents;

•	issuance of blank-check preferred or convertible stock, notes or instruments of indebtedness which may have conversion, liquidation and similar features, or effecting other financing arrangements; or

•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets, or merger with a publicly-traded shell or other company.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities and warrants in order to raise money. We have also issued options as compensation for services and incentive compensation for our employees and directors. We have a substantial number of shares of common stock reserved for issuance upon the conversion and exercise of these securities. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, and could reduce the market price of our common stock.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Vistula Communications Services, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Vistula Communications Services, Inc. as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vistula Communications Services, Inc. at December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced recurring operating losses and has a working capital deficit at December 31, 2006. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one or more of these alternatives, the company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”.

/s/ PKF
Certified Public Accountants
A Professional Corporation
New York, New York
April 13, 2007

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$195,223	$553,127
Accounts receivable	157,517	130,748
Prepaid expenses and other current assets	313,352	1,045,795
Assets held for sale	110,527	—
Total current assets	776,619	1,729,670
Property and equipment, net	444,999	2,362,373
Deferred financing costs	330,476	613,742
Intangible assets	25,629,870	—
Other assets	20,254	57,272
Total assets	$27,202,218	$4,763,057
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,039,875	$398,841
Accrued expenses	1,379,113	628,154
Shares subject to put option	2,500,000	—
Deferred revenue	160,685	—
Convertible promissory note to related party	175,000	175,000
Note payable	204,073	870,000
Total current liabilities	5,458,746	2,071,995
Convertible debentures	5,830,634	5,424,902
Total liabilities	11,289,380	7,496,897
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 and 100,000,000 shares authorized; 66,964,898 and 31,914,898 issued and outstanding in 2006 and 2005, respectively	66,964	31,914
Additional paid-in capital	52,089,738	13,975,077
Deferred compensation	—	(13,422)
Accumulated deficit	(36,107,104)	(16,576,999)
Cumulative translation adjustment	(136,760)	(150,410)
Total stockholders’ equity (deficit)	15,912,838	(2,733,840)
Total liabilities and stockholders’ equity (deficit)	$27,202,218	$4,763,057

See accompanying notes to audited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Operations
Years ended December 31, 2006 and 2005

	2006	2005
Revenues:
Telecommunications	$862,008	$840,457
Contracted services	229,891	—
Total revenues	1,091,899	840,457
Cost of revenues:
Telecommunications	1,166,081	1,008,227
Contracted services	159,725	—
Total cost of revenues	1,325,806	1,008,227
Gross (loss) profit	(233,907)	(167,770)
Operating expenses:
Selling, general and administrative expenses	12,899,861	10,519,779
Depreciation and amortization	3,425,027	220,133
Impairments	1,380,552	—
Research and development	364,342	30,612
Total operating expenses	18,069,782	10,770,524
Loss from operations	(18,303,689)	(10,938,294)
Interest expense, net	(1,226,416)	(1,243,708)
Net loss	$(19,530,105)	$(12,182,002)

Weighted-average basic and diluted shares outstanding	52,052,134	26,822,678

Net loss per common share basic and diluted	$(0.38)	$(0.45)

See accompanying notes to audited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2005	24,454,406	24,454	2,608,581	(399,000)	(4,394,997)	(83,135)	(2,244,097)	(3,862,442)

Issuance of common stock	910,000	910	574,464	—	—	—	575,374
Issuance of stock options	—	—	1,814,840	(1,814,840)	—	—	—
Amortization of deferred stock compensation	—	—	—	2,200,418	—	—	2,200,418
Issuance of warrants with convertible debentures	—	—	1,780,844	—	—	—	1,780,844
Issuance of warrant pursuant to consulting agreement	—	—	29,913	—	—	—	29,913
Issuance of common stock pursuant to debenture conversions	2,799,993	2,800	1,530,292	—	—	—	1,533,092
Issuance of common stock pursuant to warrant exercises	3,190,499	3,190	3,027,784	—	—	—	3,030,974
Issuance of warrants pursuant to inducement of warrant exercises	—	—	1,200,199	—	—	—	1,200,199
Issuance of common stock pursuant to marketing and distribution agreement	500,000	500	999,500	—	—	—	1,000,000
Exercise of stock options	60,000	60	2,940	—	—	—	3,000
Compensation expense associated with options issued to non-employees	—	—	405,720	—	—	—	405,720
Net loss	—	—	—	—	(12,182,002)	—	(12,182,002)	(12,182,002)
Change in cumulative translation adjustment	—	—	—	—	—	(67,275)	(67,275)	(67,275)
Balance, December 31, 2005	31,914,898	$31,914	$13,975,077	$(13,422)	$(16,576,999)	$(150,410)	$(2,733,840)	$(12,249,277)

Application of deferred compensation against additional paid-in capital	—	—	(13,422)	13,422	—	—	—
Issuance of common stock	31,800,000	31,800	34,167,365	—	—	—	34,199,165
Exercise of stock options	750,000	750	74,250	—	—	—	75,000
Issuance of stock options	—	—	3,246,178	—	—	—	3,246,178
Issuance of warrants pursuant to consulting agreements	—	—	231,945	—	—	—	231,945
Issuance of warrants pursuant to revolving credit facility	—	—	410,845	—	—	—	410,845
Issuance of common stock on acquisition	2,500,000	2,500	2,497,500	—	—	—	2,500,000
Reclassification for shares subject to put option	—	—	(2,500,000)	—	—	—	(2,500,000)
Net loss	—	—	—	—	(19,530,105)	—	(19,530,105)	$(19,530,105)
Change in cumulative translation adjustment	—	—	—	—	—	13,650	13,650	13,650
Balance, December 31, 2006	66,964,898	$66,964	$52,089,738	$—	$(36,107,104)	$(136,760)	$15,912,838	$(19,516,455)

See accompanying notes to audited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(19,530,105)	$(12,182,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,425,027	220,133
Non-cash expense pursuant to financial advisory agreements	1,875,000	—
Issuance of common stock pursuant to marketing and distribution agreement	—	1,000,000
Non-cash compensation expense	3,246,178	2,659,944
Non-cash interest expense	688,998	672,223
Non-cash impairment of assets	1,380,552	—
Non-cash expense on warrant inducement	—	1,200,199
Issuance of warrant pursuant to consulting agreement	231,945	29,913
Issuance of warrant pursuant to revolving credit facility	410,845	—
Changes in assets and liabilities, net effects of acquisition:
(Increase) decrease in:
Accounts receivable	119,588	(74,757)
Prepaid expenses and other current assets, net	412,008	(752,503)
Increase (decrease) in:
Accounts payable	747,295	(138,819)
Accrued expenses	129,103	(416,189)
Deferred revenue	153,702	—
Net cash used in operating activities	(6,709,864)	(7,781,858)
Cash flows from investing activities:
Purchases of property and equipment	(198,058)	(725,031)
Purchase of software and intellectual property	(8,800,000)	—
Acquisition of subsidiary’s cash	456,851	—
Proceeds from sale of customer contracts	484,866	—
Net cash used in investing activities	(8,056,341)	(725,031)
Cash flows from financing activities:
Net proceeds from issuance of common stock	15,244,165	—
Proceeds from bridge revolving credit agreement	1,250,000	—
Proceeds provided by stockholder	30,000	—
Payments on due to stockholder	(30,000)	(801,630)
Proceeds from exercise of stock options	75,000	3,000
Payment of notes payable	(910,027)	(100,000)
Payment on bridge revolving credit agreement	(1,250,000)	—
Proceeds from issuance of convertible debentures	—	7,452,873
Proceeds from warrant exercises	—	3,030,974
Payment of capital lease obligation	—	(476,293)
Net cash provided by financing activities	14,409,138	9,108,924
Effect of exchange rates on cash	(837)	(52,129)
Net (decrease) increase in cash and cash equivalents	(357,904)	549,906
Cash and cash equivalents, beginning of year	553,127	3,221
Cash and cash equivalents, end of year	$195,223	$553,127

Supplemental disclosure of cash flow information:
Cash paid for interest	$454,674	$577,083
Cash paid for taxes	$—	$16,894

Supplemental disclosure of non-cash financing activities:
Issuance of common stock pursuant to financial advisory agreement	$1,875,000	—
Issuance of common stock warrant pursuant to consulting agreement	$231,945	—
Issuance of common stock warrant pursuant to revolving credit facility	$410,845	—
Issuance of common stock pursuant to software and intellectual property	$17,080,000	—
Reclassification of prepaid royalties to purchase of intangible asset	$399,189	—
Company expenses paid directly by and returned directly to stockholder	$75,000	—
Purchase of acquired company for software and intellectual property	$2,562,643	—
Issuance of common stock pursuant to purchase of assets under capital lease obligation	—	$324,874
Issuance of common stock pursuant to purchase of assets	—	$75,000
Issuance of common stock pursuant to consulting agreement	—	$130,000
Issuance of common stock pursuant to employment agreement	—	$45,500
Issuance of note payable pursuant to purchase of assets under capital lease obligation	—	$970,000
Issuance of common stock pursuant to debenture conversions	—	$1,533,092
Issuance of common stock warrants in connection with convertible debenture financing	—	$184,844
Reduction in fixed assets and related indebtedness pursuant to modification of asset purchase agreement	—	$200,000

See accompanying notes to audited consolidated financial statements.

Vistula Communications Services, Inc.
Notes to Consolidated Financial Statements

1. NATURE OF ORGANIZATION

VCS, Inc. was incorporated on September 22, 2003 for the purpose of merging with two entities under common control, Vistula Limited (Vistula) and Cardlink Services Limited (Cardlink). VCS, Inc. changed its name to Vistula Communications Services, Inc. on March 4, 2004. On September 15, 2006, Vistula Telecom Limited (“VTL”) was established as a wholly-owned subsidiary. On October 11, 2006, Vistula Communications Services, Inc. acquired 100% of the ordinary shares of Goodman Blue Limited (“Goodman Blue”). Hereafter, Vistula Communications Services, Inc. its wholly-owned subsidiaries and 60% owned subsidiary in South Africa, Vistula Communications Services SA (Pty) Ltd. (“Vistula SA”), as defined, are collectively referred to as “the Company.”

The Company is a provider of telephone and internet call services throughout the world. Goodman Blue develops software systems to automate the delivery and billing of telephone service features. Cardlink has been inactive since the incorporation of the Company, Vistula SA has not generated any revenue and both are expected to be dissolved in the 2007 calendar year.

Goodman Blue develops software systems to automate the delivery of complex multi-tiered products through web portals that guide clients through sign-up, delivery, implementation and billing. The Company uses this software as an ordering and provisioning portal for the V-Cube™ product and categorizes this software under the descriptive name O2C.

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

On October 11, 2006, the Company completed the acquisition of all of the outstanding shares of Goodman Blue and issued 2,500,000 shares of the Company’s common stock (“Shares”), $.001 par value per share to Scott Lee Goodwin (“Goodwin”), the sole stockholder of Goodman Blue, subject to an option to require the Company to repurchase the Shares for an aggregate purchase price of $2,500,000 in certain circumstances. The Company has issued a share certificate to Goodwin for 2,500,000 common stock shares, but has recorded the acquisition of Goodman Blue as a liability of $2,500,000 in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity. The purpose of the acquisition was to acquire the software portal developed by Goodman Blue called O2C. See Note 6.

Since its inception, the Company has sustained its operations through debt and equity financings, funding provided by the Chairman and contributed services by the Chairman and other stockholders. The Chairman has made various advances to the Company from the use of credit facilities, guaranteeing loans, and from his personal finances, to assist the Company in its operations since the Company’s inception.

The Company is subject to risks common to rapid growth technology-based companies, including a limited operating history, dependence on key personnel, the need to raise capital, rapid technological change, competition from substitute products and larger companies, and the need for the successful development and marketing of commercial products and services.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $19,530,105 for the year ended December 31, 2006 and had an accumulated deficit of $36,107,104 at December 31, 2006. Further, the Company had cash of $195,223 and a working capital deficit at December 31, 2006 of $4,792,654. These factors among others may indicate that the Company will be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing arrangements, to obtain additional financing as may be required, and ultimately to attain profitability. To address these issues in part, the Company raised $2,500,000 in gross proceeds on April 6, 2007, which will be used to satisfy a portion of the Company’s outstanding payables and to fund working capital requirements for the launch of the V-Cube™ product through a United Kingdom distributor, Northamber. The Company made payments from the proceeds received on April 6, 2007, to certain employees, consultants and officers relating for employment and consulting services, respectively, which were deemed delinquent on April 6, 2007 and April 10, 2007. The Company is dependent upon Northamber to meet its forecasted sales figures to its customers for the second, third, and fourth quarters of 2007, in order to meet the Company’s cash needs during these quarters. In order for Northamber to be successful the Company must be able to meet the voluminous demands of Northamber and their customers. The Company describes in the Liquidity and Capital Resources discussion in the Management Discussion and Analysis of Item 6 that the majority of the revenue in the Company’s immediate future is expected to be from the Northamber distribution agreement and anticipates the Company’s ability to develop and implement cost controls, including the expectation that the Company will be able to successfully negotiate significant reductions and delayed payments of material amounts owed to creditors, in order to conserve cash. However, there is no assurance that the Company will be able to generate sufficient funds from the sales by the distributor and sufficient savings from its development and implementation of cost controls to conserve cash to continue as a going concern.

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

Foreign Currency

The Company uses the United States dollar as its reporting currency; the British pound is the functional currency of three of its wholly-owned subsidiaries. Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which are in effect during the year. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders' equity (deficit) in the consolidated balance sheet. Transaction gains (losses) were immaterial for the years ended December 31, 2006 and 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2006 and 2005 the Company did not record an allowance for doubtful accounts. During the year ended December 31, 2006 the Company wrote-off $40,162 of deposits determined not collectible.

Property and Equipment

Property and equipment is stated at cost. Additions and improvements are capitalized, and ordinary repairs and maintenance are charged to expense as incurred.

The Company provides for depreciation expense using the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Estimated Useful Life
Telecommunications equipment	3-5 years
Furniture, fixtures and office equipment	3-5 years

Deferred Financing Costs

Deferred financing costs are amortized over the term of the convertible debentures.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company provides for amortization expense using the straight-line method over the estimated useful lives of the assets as follows:

Intangible Asset Classification	Estimated Useful Life
Software and intellectual property	5 years

Deferred Revenue

Deferred revenue is recorded when cash is collected as a pre-payment for wholesale voice services and when cash is collected for contracted services not yet provided. These items are recognized as revenue when voice services have been terminated over the Company’s network or contracted services have been provided.

Revenue Recognition

The Company’s revenue is derived primarily from fees charged to terminate voice services over the Company’s network and contracted services to support software licences. The Company recognizes such revenue, net of reserves, when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. The Company reserves for potential billing disputes at the time revenue is recognized or the dispute is known. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. These revenue allowances are based on estimates derived from factors that include, but are not limited to, historical results, analysis of credits issued, current economic trends and changes in demand. Amounts billed in advance of the service month are recorded as deferred revenue and recognized as revenue as the underlying services are rendered.

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

Stock-Based Compensation

Commencing on January 1, 2006 the Company began applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, or SFAS 123R, in accounting for stock-based compensation. SFAS 123R requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Prior to January 1, 2006, the Company followed Accounting Principles Board (APB), Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for stock-based compensation plans, rather than the alternative fair-value method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. In the notes to the financial statements, the Company provides pro-forma disclosures in accordance with SFAS 123. The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123R and the Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.

Accounting for equity instruments granted or sold under APB 25, SFAS 123, SFAS 123R and EITF 96-18 requires fair-value estimates of the equity instrument granted or sold. If the Company’s estimates of the fair value of these equity instruments are too high or too low, the Company’s expenses may be over- or understated. For equity instruments granted or sold in exchange for the receipt of goods or services, the Company estimates the fair value of the equity instruments based upon consideration of factors deemed to be relevant at that time. Because shares of the Company’s common stock were not publicly traded prior to July 21, 2005, market factors historically considered in valuing stock and stock option grants included comparative values of public companies discounted for the risk and limited liquidity provided for in the shares being issued; prior valuations of stock grants and the effect of events that occurred between the time of such grants; economic trends; and the comparative rights and preferences of the security being granted compared to the rights and preferences of other outstanding equity.

Prior to July 21, 2005, the fair value of the Company’s common stock was determined by the Company’s board of directors contemporaneously with the grant. In the absence of a public trading market for the Company’s common stock, the Company’s board of directors considered numerous objective and subjective factors in determining the fair value of the Company’s common stock. At the time of option grants and other stock issuances, the Company’s board of directors considered the status of private and public financial markets; valuations of comparable private and public companies; the likelihood of achieving a liquidity event such as an initial public offering; the Company’s existing financial resources; anticipated continuing operating losses and increased spending levels required to meet the Company’s business plan; dilution to common stockholders from anticipated future financings; and a general assessment of future business risks.

Impairment of Long Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. Assets held for sale are reported at the lower of their carrying amount or fair value less costs to sell.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Dilutive securities include stock options, convertible debt and warrants. The Company’s outstanding stock options, convertible debentures and warrants are not included in the calculation of loss per share because their inclusion would be antidilutive.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits or may not be federally insured. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. At December 31, 2006 and 2005, the percentages of revenue and accounts receivable attributable to the Company’s significant customers were as follows:

2006

Customer	Revenue	Accounts Receivable
A	42%	24%
B	25	56
C	12	*
D	*	15

2005

Customer	Revenue	Accounts Receivable
A	68%	43%
B	12	*
C	*	24
D	*	*
E	*	15

* Customer represents less than 10% of total.

Comprehensive Income(Loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of cumulative translation adjustment and net loss for the years ended December 31, 2006 and 2005.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which include cash, receivables, notes payable and convertible debt, approximate fair value due to the short maturities of those instruments.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising Expense

Advertising costs are charged to expense as incurred.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 presentation.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect of this standard on its future reported financial position and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ending December 31, 2006. The initial adoption of this statement did not an impact on the Corporation's results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to define fair value, establish a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application allowed. The Company is currently evaluating the effect of this standard on its future reported financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The company is still assessing the impacts of the adoption of FIN 48.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 concludes that the presentation of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company does not believe that the adoption of EITF 06-3 will have a material impact on its financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair-value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair-value basis. SFAS 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 154, Reporting Accounting Changes in Interim Financial Statements (‘‘SFAS 154’’), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. SFAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS 154 had no impact to the financial position or results of operations.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005
Telecommunications equipment	$964,208	$2,534,960
Furniture, fixtures, and office equipment	136,507	111,252
	1,100,715	2,646,212
Less—accumulated depreciation	(655,716)	(283,839)
	$444,999	$2,362,373

Depreciation expense was $697,931 and $220,133 for the years ended December 31, 2006 and 2005, respectively.

During the fourth quarter of 2006 management determined that the carrying value of two assets would not be fully recoverable. The Company recognized an impairment of $1,232,512 at December 31, 2006 on its wholesale telecommunications equipment located in Los Angeles used for call termination services due to uncertain future revenues from this equipment. As of December 31, 2006 the carrying value as adopted to reflect the then fair market value of this equipment of $152,952. The depreciation on this equipment will continue through the originally estimated useful life of the equipment on a straight-line basis using the carrying value as at December 31, 2006 as the gross asset value. The Company also recognized an impairment for 100% of the net carrying value of $150,851 for a telecommunications software license previously marketed as our consumer VoIP product for which minimal revenue had been recorded as of December 31, 2006. The Company is developing its own consumer VoIP product and decided not to incur additional monthly costs to support the consumer VoIP software license.

4. Assets Held For Sale

The Company’s wholesale voice services switching equipment (“Switch”) located in the United Kingdom which the Company uses to provide its wholesale voice services to its customers has been recorded as Assets Held for Sale at December 31, 2006. Management recognized the decrease in wholesale voice traffic experienced during each quarter of fiscal year 2006, mainly due to its difficulty making timely payments to vendors related to wholesale voice traffic, which results in decreased margins and the Company’s ability to meet its fixed costs for this equipment. The Company anticipated difficulty in meeting the obligations of the lease payments for the co-location facility in London and associated costs of operating this equipment for the first quarter of 2007. Management determined that due to the decrease in margins the Company would benefit more through savings by exiting the obligations under the terms of the leasing facility and costs to operate the equipment, than it would benefit from the margins from wholesale voice services. The management of the voice services has previously been provided by a consulting services company. It was agreed the Company would sell the Switch to the consultant who managed the voice services for the Company in exchange for the consultant assuming the obligations under the co-location lease and all associated costs, including the costs of the circuits, power, and running the switching equipment; operating the Switch; allowing the Company to use the Switch for three years at no cost to the Company; and assuming any billing processes previously performed by the Company, all of which would be retro-actively effective to January 1, 2007. The agreement to sell the Switch was executed on April 13, 2007. The savings to the Company as a result of the consultant assuming the obligations under the co-location lease and associated costs are expected to be approximately $11,000 per month from January 2007 through August 2007. Under the terms agreed the Company will continue to have use of the equipment at no fee for three years and continue to provide wholesale voice services to its customers. Although the Company expects decreased revenues from the wholesale voice services, those decreases will not be attributable to the sale of the equipment. The Company has determined the fair value of the asset to be approximately $88,000, equal to the savings it will experience due to the exit of the lease and operating costs of the equipment. The carrying value of the asset at December 31, 2006 was $110,527.

5. INTANGIBLE ASSETS

The Company recorded the acquisition of the V-Cube™ IP-PBX platform software and associated intellectual property as an intangible asset in June 2006 amounting to $26,279,189 ($8,800,000 in cash, 14,000,000 shares at $1.22 per share, and the outstanding prepaid royalty amount of $399,189). The asset will be amortized over a five year estimated useful life beginning on July 1, 2006, which coincides with the first V-Cube™ product launch by one of the Company’s customers. At December 31, 2006 the net carrying value of this intangible asset was $23,651,270. Amortization expense for the period ended December 31, 2006 was $2,627,919.

On October 11, 2006, the Company completed the acquisition of Goodman Blue and recorded the acquisition of the O2C software as an intangible asset in October 2006 amounting to $2,077,777, including acquisition costs of $62,643, and certain customer contracts valued at $484,866. The customer contracts were sold on October 12, 2006 for $484,866 which was the determining amount for the recording of the asset. The O2C asset will be amortized over a five year estimated useful life beginning on October 11, 2006. At December 31, 2006 the net carrying value of the O2C intangible asset was $1,978,600. Amortization expense for the year ended December 31, 2006 was $99,177.

The amortization for future years is expected to be $5,671,393 for each of the years 2007 through 2010, and $2,944,297 for 2011.

6. BUSINESS ACQUISITION

On October 11, 2006, the Company acquired all of the assets of Goodman Blue Limited (“Goodman Blue”), a UK company which develops software systems to solve complex business management problems. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the acquired assets and liabilities have been recorded at fair value.

The total purchase price for the acquisition was $2,562,643. The acquisition was made pursuant to a share purchase agreement with Scott Lee Goodwin (the “Purchase Agreement”), the sole stockholder of Goodman Blue. In accordance with the Purchase Agreement, the Company purchased all of the outstanding shares of Goodman Blue from Mr. Goodwin (the “Shares”) for consideration consisting of 2,500,000 shares of the Company’s common stock, $.001 par value per share, subject to an option to require the Company to repurchase the Shares for an aggregate purchase price of $2,500,000 in certain circumstances. In addition, the Company incurred $62,643 of direct transaction costs related to the acquisition.

The results of operations of Goodman Blue and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the acquisition. The components of the aggregate cost of the transaction are as follows:

Shares subject to mandatory redemption	$2,500,000
Transaction costs	62,643

Total	$2,562,643

The current allocation of the purchase price to assets acquired and liabilities assumed and various finite lived intangible assets and is based on a preliminary valuation. The purchase price for the Goodman Blue transaction was allocated to assets purchased and liabilities assumed based on their estimated fair values determined by management as follows:

		Estimated Amortizable Life
Tangible assets:
Cash	$456,851
Accounts receivable	129,089
Prepaid expenses	6,422
Property and equipment	9,259	3 years
Intangible assets:
O2C software	2,077,777	5 years
Customer contracts (*)	484,866	2 years

Total assets	3,164,264

Liabilities:
Accounts payable and accrued expenses	(368,884)
Note payable — current	(213,342)
Note payable — long-term	(19,395)

Total liabilities	(601,621)

Total purchase price	$2,562,643

(*) This was subsequently sold to Telstra on October 12, 2006 for $484,866.

In accordance with the purchase method of accounting, the operating results of Goodman Blue have been included in the Company’s consolidated operating results since the acquisition date, October 11, 2006. If the operating results of Goodman Blue had been included since the beginning of the period for years ended December 31, 2006 and 2005, the pro forma unaudited results of operations of the Company would be as follows:

	Year Ended December 31,
	2006	2005 *
	(unaudited)

Net sales	$2,521,204	$3,303,418
Net loss	(19,405,524)	(12,106,320)
Basic and Diluted net loss per share	$(0.37)	$(0.45)
Weighted average shares used in computing basic and diluted net loss per common share	52,052,134	26,822,678

* Due to the different fiscal period ends for the Company and Goodman Blue, the historical results for 2005 have been arrived at by using the Goodman Blue results, which were derived from the audited financial statements for the fiscal year ended October 31, 2005.

 7. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consisted of the following at December 31, 2006 and 2005:

	2006	2005
Rent	$110,353	$62,736
Value added tax	60,930	77,043
Insurance	53,259	44,610
Non-trade receivables	42,678	164,472
Prepaid call termination charges	33,713	44,446
Prepaid royalties	—	399,899
Professional services	—	121,694
Software	—	77,436
Maintenance agreement	—	40,370
Other	12,419	13,089
	$313,352	$1,045,795

Accrued expenses consisted of the following at December 31, 2006 and 2005:

	2006	2005
Professional fees	$598,820	$313,897
Salary	384,257	141,983
Interest	158,743	17,693
Termination costs	90,040	60,924
Value added tax	51,660	—
Travel	34,331	33,415
Repairs and maintenance	15,047	—
Directors’ fees	12,300	20,200
Printing	10,750	14,655
Rent	—	8,514
Other	23,165	16,873
	$1,379,113	$628,154

8. EQUITY

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

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

As a result of the January 1, 2006 adoption of SFAS 123R and stock compensation expense related to options granted to non-employees, the Company recognized $3,246,178 in stock-based compensation expense for the fiscal year ended December 31, 2006.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

Fiscal Year Ended December 31, 2006

Employee and director stock option grants:

Selling, general and administrative	$2,851,924

Non-employee consultants stock option grants and restricted stock awards:

Selling, general and administrative	394,254

Total stock-based compensation	$3,246,178

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123R in the fiscal year ended 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Fiscal Year Ended December 31, 2005
Net loss as reported	$(12,182,002)
Add: Stock compensation expense included in net loss	2,200,418
Deduct: Stock compensation expense determined under fair value based method	(2,817,773)
Pro-forma net loss	$(12,799,357)

Basic and diluted net loss per common share:
As reported	$(0.45)
Pro-forma	$(0.48)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fiscal Year Ended December 31,
	2006	2005
Expected volatility	80%	80%
Risk-free interest rate	4.29 - 5.04%	3.95 - 4.43%
Expected life (years)	5	5
Forfeitures	0%	0%
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of December 31, 2006 as the Company believes that forfeitures to date are not representative of likely future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

On July 28, 2006, the Company granted Jared Taylor, who became Chief Financial Officer on August 1, 2006, an incentive stock option to purchase up to 200,000 shares of the Company’s common stock. The option has an exercise price of $0.65 per share, representing the fair market value of its common stock, on the date of grant. The option vests in four equal annual installments of 50,000 shares commencing on the first anniversary date of the date of option grant and thereafter on each subsequent anniversary of the date of option grant until fully vested. The options will accelerate in full upon a change of control of the Company (as defined in his option agreement).

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

Effective December 15, 2006, John Keith Markley resigned from the board of directors of VCS and from his position as president of Vistula USA. As a result of Mr. Markley’s resignation and pursuant to the Employment Agreement dated as of April 11, 2006, as described below, Mr. Markley may exercise up to 778,050 common share options at any time until December 15, 2007.

On April 11, 2006, the Company granted stock options to Mr. Markley to purchase 3,052,000 shares of common stock. Mr. Markley was also granted on that day an option to purchase 948,000 shares of common stock contingent upon the approval by the Company’s stockholders of an increase in the number of shares available for options on restricted stock grants to at least 16,000,000 shares. As per the amendment to Mr. Markley’s employment described in Note 15, a portion of his option to purchase 948,000 shares of commons stock which entitled him to purchase 500,000 shares has been cancelled. The remaining 448,000 shares subject to this option have an exercise price of $1.18 per share and an expiration date of April 11, 2016. Each option vests with respect to one-sixth of the total number of shares subject to the option six months after the date of grant. Each option continues to vest with respect to an additional one thirty-sixth of the total number of shares subject to the option on a monthly basis thereafter until fully vested. Had Mr. Markley not resigned as described above, the options would have accelerated in full upon a change of control of the Company or a termination without cause (as defined in the employment agreement).

On December 23, 3005, the Company granted stock options to purchase 6,350,000 shares of common stock to certain consultants, employees, and directors.

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

As the stock options granted on April 12, 2006 (1,270,000 shares), April 11, 2006 (948,000 shares, less 500,000 shares cancelled) and December 23, 2005 (6,350,000 shares) were contingent upon stockholder approval of an increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan, which occurred on July 17, 2006, these amounts have been reflected as stock options granted as of July 17, 2006 in accordance with the provisions of SFAS 123R.

Using the Black-Scholes option-pricing model, the weighted average grant-date fair value of options granted during the fiscal year ended December 31, 2006 was $0.76 and the weighted average grant-date fair value of the options granted during the fiscal year ended December 31, 2005 was $1.52.

A summary of stock option activity as of December 31, 2006 and 2005, and changes during the fiscal years then ended, is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2004	4,825,000	$0.10
Granted	2,188,000	$0.58
Cancelled	(1,800,000)	$0.10
Exercised	(60,000)	$0.05
Outstanding at December 31, 2005	5,153,000	$0.31	5.9	$5,825,860
Granted	12,735,000	$1.34
Cancelled	(5,425,700)	$0.74
Exercised	(750,000)	$0.10
Outstanding at December 31, 2006	11,712,300	$1.24	8.9	$2,850
Exercisable at $0.05 to $1.00 at December 31, 2006	15,000	$0.05	2.3	$2,850
Exercisable at $0.45 at December 31, 2006	1,780,750	$0.45	8.5	$—
Exercisable at $1.18 at December 31, 2006	928,050	$1.18	9.3	$—
Exercisable at $1.25 at December 31, 2006	488,750	$1.25	9.3	$—
Exercisable at $1.30 to $1.42 at December 31, 2006	455,834	$1.32	9.0	$—
Exercisable at $1.50 at December 31, 2006	2,443,750	$1.50	9.0	$—
Total Exercisable at December 31, 2006	6,112,134	$1.11	8.9	$2,850

(1) The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period ($0.24) and the exercise price of the underlying options.

During the fiscal year ended December 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at date of exercise and the price paid by the employee to exercise the options) was $937,500 and the total amount of cash received from exercise of these options was $75,000. The total grant-date fair value of stock options that vested during the fiscal year ended December 31, 2006 was $3,103,511.

As of December 31, 2006, there was $3,621,704 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.5 years. The Company expects 5,600,166 shares subject to unvested options to vest in the future.

Common Stock

On October 11, 2006, the Company completed the acquisition of Goodman Blue from Scott Lee Goodwin (“Goodwin”), the sole stockholder of Goodman Blue. Pursuant to the Purchase Agreement, the Company agreed to purchase all of the outstanding shares of Goodman Blue from Goodwin for consideration consisting of 2,500,000 shares of the Company’s common stock, $.001 par value per share subject to an option to require the Company to repurchase the Shares for an aggregate purchase price of $2,500,000 in the event that on February 1, 2007 (or the next trading day) the closing price for the Company’s common stock as quoted on the OTC Bulletin Board is less than $1.00. In the event that Goodwin fails to deliver notice to the Company by 5:00 pm Eastern Standard Time on the tenth business day following February 1, 2007 (or the next day which the Company’s common stock is traded), any right for Goodwin to exercise the option shall be deemed to have lapsed. On February 12, 2007, Goodwin and the Company agreed to amend the Purchase Agreement as described in Note 19. As of December 31, 2006, the option by Goodwin to require the Company to repurchase the 2,500,000 shares had not been presented to the Company. The Company expects that it will have to repurchase the 2,500,000 shares and therefore has excluded the 2,500,000 shares from its total outstanding shares as of December 31, 2006, and has recorded the repurchase price for the shares of $2,500,000 as a liability as at December 31, 2006. Under the terms of the Purchase Agreement, the Company granted Goodwin certain piggy back registration rights with respect to the Shares.

On May 22, 2006, the Company entered into a stock and warrant purchase agreement with 23 accredited investors whereby the Company sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock. The purchase price of the units was $1.00 per unit. In exchange for the units sold, the Company received gross cash proceeds of $16,300,000. The Company issued warrants for 13,040,000 common stock shares, exercisable until May 22, 2011 at an exercise price of $1.00 per share. On May 22, 2006, the Company’s common stock as traded on the OTC Bulletin Board closed at $1.24. See Note 14.

On July 17, 2006, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to increase to 200,000,000 the number of shares of common stock, par value $.001, the Company is authorized to issue. The Amendment became effective on July 18, 2006 upon the filing of the Amendment with the Delaware Secretary of State’s office.

Also on July 17, 2006, the stockholders of the Company ratified an amendment to the Company’s 2004 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 20,000,000 shares.

Issuance of Convertible Promissory Notes to Related Party

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, chief executive officer and president, Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan convertible promissory notes in the principal amounts of $125,000 and $50,000 on July 12, 2004 and on August 11, 2004, respectively. Both convertible promissory notes have a one year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share. On August 11, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2005. On December 15, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2006. On June 30, 2006, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2006. On December 31, 2006, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2007.

9. INCOME TAXES

The Company did not record a provision for federal, state or foreign income taxes for the years ended December 31, 2006 and 2005 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as its realizability is uncertain.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income tax rate as set forth below:

	2006	2005
Income tax benefit computed at the federal statutory rate	(34)%	(34)%
Foreign rate differential	15%	4%
Non-deductible contributed services	—%	—%
Change in valuation allowances	19%	30%
Other	—%	—%
Total	—%	—%

Significant components of the Company’s net deferred tax assets as of December 31, 2006 and 2005 were as follows:

Deferred tax assets:

	2006	2005
Net operating loss carryforwards	$9,312,855	$2,109,000
Foreign loss carryforwards	1,307,408	1,687,000
Deferred tax asset valuation allowance	(10,620,263)	(3,796,000)
Total deferred tax assets	$—	$—

As of December 31, 2006, the Company had U.S. net operating loss carryforwards of approximately $27,391,000, which begin to expire in 2024 for federal purposes. The Company also has gross foreign tax loss carryforwards of approximately $6,881,000 that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations. A valuation allowance has been established for certain future income tax benefits related to income tax loss carryfowards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. During the years ended December 31, 2006 and 2005, the valuation allowance increased by $6,824,263 and $3,793,535, respectively.

Under the provision of the Internal Revenue Code, certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any limitation is determined based on the Company’s value and the long-term tax-exempt rate on the date of an ownership change.

10. NOTES PAYABLE

On July 22, 2004, Goodman Blue, accepted a Small Firms Loan Guarantee Scheme (“Loan”) from HSBC Bank plc (“Lender”) of up to approximately $490,000. The Loan accrues interest at a rate of 3.0% above the Lender’s base interest rate of 4.5% as at December 31, 2006, and is payable in equal monthly installments of approximately $20,000 (which is exclusive of interest). Interest commenced on November 7, 2005 and is payable quarterly. The final payment is due on November 7, 2007. The balance of the Loan was drawn down for 16% on October 4, 2004 and 56% on September 30, 2005 and the remaining 28% on November 11, 2005. As of December 31, 2006, the balance was $204,073. Under Section 8 of the Industrial Development Act 1982 in the United Kingdom the Secretary of State in the United Kingdom has guaranteed Goodman Blue’s obligation in respect of the Loan under separate terms as agreed between the Lender and the Secretary of State. For this guarantee provided by the Secretary of State in the United Kingdom Goodman Blue pays a guarantee premium at an annual rate of 2% on the Loan to the Secretary of State.

On March 15, 2005, we completed the purchase of certain telecommunications equipment (including two Sonus Networks switches) from MRS Partners for $500,000 in cash, 725,000 shares of our common stock and a promissory note for an aggregate principal amount of $1,170,000. Prior to the closing, we were leasing this equipment from MRS Partners. The principal amount of the note was subsequently adjusted to $970,000, reflective of unanticipated recertification costs. Under the terms of the promissory note, interest accrues daily at a rate of 8.25% and is payable monthly in arrears. An initial principal payment of $100,000 was paid in 2005. An additional principal payment of $100,000 that was due on December 31, 2005 was extended to and paid on March 31, 2006. The remaining principal amount ($770,000) and any unpaid interest originally payable on the first anniversary of the closing of the purchase, March 15, 2006, was extended to and paid on May 23, 2006.

11. CONVERTIBLE DEBENTURES AND WARRANT FINANCING

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

Events of default under the debentures include failure to pay any amounts under the debentures when due, a material default under the Company’s other agreements with the investors or default in the Company’s obligations under mortgage, credit facility or similar agreements, a material inaccuracy in the representations and warranties made to the investors in connection with the convertible debenture and warrant financing, and the initiation of voluntary or involuntary bankruptcy proceedings against the Company. The Company obtained waivers from the outstanding debenture holders which waived any event of default and any late fees, including those associated with interest payments due on December 31, 2006 and March 31, 2007, provided the Company paid the interest payments due on December 31, 2006 and March 31, 2007, in full on or before April 13, 2007. The Company paid the interest payments on April 9, 2007.

Of the $8,400,000 aggregate principal amount of convertible debentures sold, through December 31, 2006, $2,100,000 in outstanding principal has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods, with $6,300,000 in principal remaining outstanding at December 31, 2006. In the Company’s consolidated balance sheet at December 31, 2006, the remaining principal of $6,300,000 has been reduced by unamortized debt discount of $469,366.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having the Company withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, the Company would receive no proceeds from the sale of its common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of common stock. As of December 31, 2006, the Company had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

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

In March 2005, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock pursuant to a consulting agreement. The warrant is exercisable at $0.45 per share and expires in five years after the date of issuance. The warrant was valued at $29,913 using the Black-Scholes option pricing model using the following assumptions: risk free interest rate, 4.02%; expected dividend yield, 0; expected life, 5 years; and expected volatility 80%.

Warrant Exercise Agreements. In October 2005, the Company entered into several warrant exercise agreements with holders of warrants issued in the private placement that closed in the first quarter of 2005. Pursuant to these agreements, the Company issued to these holders new common stock purchase warrants exercisable for a number of shares equal to the number of shares they purchased upon exercise of the warrants issued to them in the private placement. These new warrants have an exercise price of $1.50 per share. The Company received aggregate proceeds of $3,190,499 in connection with the exercise of the prior warrants, and issued new warrants, which expire five years after the issue date, to purchase an aggregate of 3,190,499 shares of common stock (plus an additional warrant with an exercise price of $1.50, which expires five years after the issue date, to purchase 159,525 shares of common stock to a placement agent who assisted with the transaction). The shares of common stock underlying these warrants have been registered for resale with the Securities and Exchange Commission pursuant to a registration statement on Form SB-2 (File No. 333-130808). This registration statement was declared effective on January 31, 2006.

12. DISTRIBUTION AND MARKETING AGREEMENT

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. (“NetYantra US”) and NetYantra India Pvt. Ltd. (“NetYantra India”, with NetYantra US and NetYantra India being hereinafter referred to collectively as “NetYantra”) pursuant to which NetYantra granted to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, ISPs, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, the Company paid NetYantra $400,000 and was required to pay NetYantra fifty percent of certain net revenues that the Company derived from the distribution of the V-Cube™ platform.

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

On May 1, 2006, the Company executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-Cube™ IP-PBX software platform, as described below. The distribution and marketing agreement was terminated upon the closing of the acquisition of the V-Cube™ platform and associated intellectual property under the Asset Purchase Agreement on June 7, 2006.

13. PURCHASE OF SOFTWARE AND INTELLECTUAL PROPERTY

On June 7, 2006, the Company completed the acquisition of certain assets of NetYantra for an aggregate purchase price of $8,800,000 in cash, 14,000,000 shares of the Company’s common stock (the “Share Consideration”) and the outstanding prepaid amount ($399,189) for royalties due on future net revenues that was paid under the terms of the distribution and marketing agreement described above. The acquisition was made pursuant to an Asset Purchase Agreement by and among Vistula, NetYantra US and NetYantra India dated April 28, 2006, as amended on May 11, 2006 and further amended on June 7, 2006 (the “Purchase Agreement”). In accordance with the terms of the Purchase Agreement, 10,068,833 shares of the Share Consideration were issued to NetYantra US at the closing. The remaining shares comprising the Share Consideration were issued to NetYantra US on July 19, 2006 following an increase in the Company’s authorized common stock by its stockholders at the annual meeting of stockholders held on July 17, 2006. The acquired assets include NetYantra’s VoIP IP-PBX platform software and associated intellectual property. The Company had previously distributed this software as its V-Cube™ VoIP IP-PBX platform offering under a Distribution and Marketing Agreement with NetYantra.

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

On August 3, 2006, the Company and NetYantra agreed to a 30 day extension to negotiate and execute a license and revenue agreement, a services agreement, and an executive employment agreement. Although a mutually satisfactory services agreement has not yet been executed, NetYantra has been performing services for the Company since June 7, 2006. The Company made cash payments of $463,968 for the services provided from June 7, 2006 to November 30, 2006 during the period to December 31, 2006. The December services were accrued as of December 31, 2006.

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

The Company recorded the acquisition of the V-Cube™ IP-PBX platform software and associated intellectual property as an intangible asset in June 2006 at a total of $26,279,189 ($8,800,000 in cash, 14,000,000 shares at $1.22 per share, and the outstanding prepaid royalty amount of $399,189). The intangible asset will be amortized over a five year estimated useful life beginning on July 1, 2006, which coincides with the first V-Cube™ product launch by one of the Company’s customers. At December 31, 2006 the net carrying value of this intangible asset was $23,651,270. Amortization expense for the period ended December 31, 2006 was $2,627,919.

14. STOCK AND WARRANT PURCHASE AGREEMENT

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

The Company realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15,200,000. The Company used a portion of these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube™ IP-PBX platform as described in Note 13 ($8,800,000); pay the outstanding principal, interest and fees related to the revolving credit agreement with Indigo Investments I LLC described in Note 15 ($1,500,000); and pay the outstanding principal and interest related to a promissory note for equipment ($800,000).

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

15. COMMITMENTS AND CONTINGENCIES

Service Agreement

During 2004, the Company entered into a services agreement with Telehouse International Corporation of Europe Limited (Telehouse) and a service agreement with U.S. Colo, LLC for the use of certain equipment and services. The Company does not have any Future minimum service commitments under the Telehouse services agreement.

Future minimum service commitments under the U.S. Colo, LLC agreement is $12,000 for the year ended December 31, 2006.

Services expense, classified as a cost of revenue in the accompanying consolidated statement of operations, under these agreements were $120,673 and $46,581 for the years ended December 31, 2006 and 2005, respectively.

Operating Leases

The Company entered into a co-location agreement pursuant to which the Company rents approximately 400 square feet of space at 650 Grand Avenue in Los Angeles, California. The lease required minimum rent payments of $3,000 per month for the first three months, $3,500 per month for the second three months, and $4,000 thereafter. Future minimum rents and service commitments described above are expected to total between $4,000 and $6,500 per month. The initial term of the agreement expires in April 2007. The Company recorded $42,000 of rent expense during the year ended December 31, 2006. Commencing in November 2005, the Company established its principal executive offices in New York under a lease agreement at the rate of approximately $6,500 per month under an agreement with JBC, Inc, which expires in November 2007. Commencing in April 2005, the Company established a new London office location under a new lease for approximately $6,500 per month, which expires in March 2007 and has been renewed to December 2008 for approximately $5,200, net of sub-let space. In October 2006, the Company established a lease for the head office for Goodman Blue for approximately $4,000 per month, which expires in November 2008. Commencing in May 2005, the Company established an office in South Africa under a new lease for approximately $5,400 per month. The lease in South Africa was terminated effective May 2006.

Total rent expense for the years ending December 31, 2006 and 2005 were $398,398 and $277,672 respectively.

Future minimum lease commitments for these operating leases for the years ended December 31 are as follows:

2007	$154,467
2008	41,195
$195,662

Other Commitments and Contingencies

On October 12, 2006, Goodman Blue sold certain contracts and guaranteed to the buyer that the buyer would secure revenues in the amount of the purchase price prior to April 1, 2007. As of December 31, 2006 the Company was obligated to return $296,411 if the revenue amounts were not secured prior to April 1, 2007. Based on the information provided to the Company the buyer has secured revenues prior to April 1, 2007 greater than the amount of the purchase price and as a result the Company no longer has any obligation to the buyer under the sale of these contracts.

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

In consideration for these services, the Company agreed to pay Indigo a cash fee of $20,000 per month in arrears, increasing to $30,000 per month beginning in the first month following the consummation of a significant debt or equity financing from which the Company obtains gross proceeds of at least $5 million. Following the May 2006 financing described in Note 14, the monthly cash fee payable to Indigo increased to $30,000. Also, the Company issued to Indigo 1,500,000 restricted shares of common stock, which shares vested on June 7, 2006 upon the closing of the acquisition of the software and intellectual property described in Note 13. The shares the Company issued to Indigo are restricted shares and may not be sold, assigned or transferred by Indigo for a one (1) year period beginning on January 27, 2006 and ending on January 27, 2007. In order to save costs, on November 27, 2006, the Company sent a notice to Indigo indicating that the Company would not renew the Agreement, therefore the Agreement expired on January 27, 2007.

On March 30, 2006 the Company entered into a revolving credit agreement with Indigo Investments I LLC that provided for up to $5,000,000 in advances to be available to the Company. Upon the closing of this credit facility, $1,000,000 was advanced to the Company and an additional $250,000 was advanced under the credit agreement in April 2006. Additional advances under the credit facility were dependent upon the Company’s accounts receivable balances and adherence to certain covenants as described in the credit agreement. Outstanding principal under this credit facility bore interest at a rate of 1.5% per month, increasing to 2.5% per month in the event of a default by the Company under the credit agreement. In addition, the Company was required to pay the lender a 2.25% commitment fee on the total amount of the credit facility and issue the lender a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $1.50 per share. The exercise price of the warrant is subject to adjustment in certain circumstances.

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

A portion of the cash received from the sale of units consisting of common stock and warrants described in Note 14, was used on May 24, 2006, to pay down the credit facility in its entirety including all interest accrued, commitment fees, and early repayment fees. Also, the sale of units consisting of common stock and warrants described in Note 14, resulted in an anti-dilution adjustment to the exercise price of the outstanding warrants described above. Such adjustment reduced the exercise price of such warrants from $1.50 to $1.34 per share of common stock and increased the number of exercisable shares related to such warrants from 500,000 to 559,701.

On December 13, 2005, the Company entered into a Consultant, Representative and Professional Services Agreement with Quest Telecommunications, Inc. (“Quest”). Under this agreement, the Company appointed Quest as an independent advisor and the Company’s exclusive representative in the geographic areas of Vietnam, Cambodia, Malaysia and Turkey (and any other areas to which the Company and Quest agree in writing). Within these geographic areas, Quest will (i) assist in structuring and establishing business relationships, including introducing the Company and the V-Cube™ IP-PBX software platform to potential partners, distributors, licensees and/or purchasers, and (ii) provide project management services relating to business operations, including developing revenue targets, establishing technical support capability, facilitating technical support delivery, and monitoring license fee reconciliation. Quest will also act as the Company’s agent for the V-Cube™ to consumers from, but residing outside, the geographic area covered by this agreement (except for consumers residing in territories for which we or any of its affiliates have granted or hereafter grant exclusive distribution or agency rights). Under this agreement, the Company paid Quest $50,000 in consideration for Quest’s assistance relating to the execution by the Company and Saigon Post and Telecommunications Services Corporation (“SPT”) of a memorandum of understanding and pilot license agreement with respect to the V-Cube™. The memorandum of understanding, which the Company entered into on September 20, 2005, contemplates that, following legal and technical evaluation of the V-Cube™ platform by SPT, SPT and the Company will negotiate and enter into an agreement with respect to the deployment and commercialization of the V-Cube™ platform in Vietnam. The pilot license agreement, which the Company entered into on October 15, 2005, permitted SPT to use the V-Cube™ platform for evaluation and testing purposes on a royalty-free basis from November 15, 2005 through February 15, 2006. The Company entered into a distribution and marketing agreement with SPT with respect to the V-Cube™ on July 3, 2006. Upon signing this agreement, the Company is obligated to issue to Quest 300,000 shares of the Company’s common stock and to pay to Quest $150,000 in cash, plus a continuing commission of thirty percent of the license fees received from SPT in connection with the licensing and distribution of the V-Cube™ in the above-mentioned geographic areas (net of sales, use and value added taxes, if any, payable by us in connection with such license fees). Although the agreement with SPT has been signed, the Company does not expect to pay the $150,000 in cash or continuing commission of thirty percent of the license fees received from SPT due to SPT’s indication to enter into license purchase and maintenance agreement in lieu of the distribution and marketing agreement and a reported delay in SPT’s ability to launch the product due to the local government’s approval process, therefore the $150,000 due has not been recorded in the financial statements.

Credit Facility

Since its inception, the Company has sustained its operations through funding provided by the Chairman, as well as contributed services by the Chairman and other stockholders, and debt and equity financings. The Chairman has made various advances to the Company from a $3,000,000 credit facility established in the name of the Chairman, as well as other of the Chairman’s personal assets. The credit facility was established by the Chairman in February 2003 and was first drawn upon by the Chairman in May 2003. Borrowings are payable upon demand. Interest accrues at the bank’s base rate plus 2% for the first $300,000 of borrowings and at the bank’s base rate plus 5% on all additional borrowings. Under the credit facility, the lender may issue standby letters of credit for the benefit of third parties at the request of the Chairman. The obligations of the Chairman under the credit facility are secured by certain property in which the Chairman has a beneficial interest. The credit facility was guaranteed by the Company’s wholly-owned subsidiary, Vistula Limited. This guarantee was released by the financial institution on March 27, 2006.

Employment Agreements

Effective December 15, 2006, John Keith Markley resigned from the board of directors of VCS and from his position as president of Vistula USA. As a result of Mr. Markley’s resignation and pursuant to the Employment Agreement dated as of April 11, 2006, as described below, between the Company and Mr. Markley, as amended by the Amendment to Employment Agreement dated August 1, 2006, as described below, and in accordance with an Agreement and General Release between the Company and Mr. Markley dated as of December 15, 2006, the Company shall be required to pay Mr. Markley his current base salary of $290,000 over twelve (12) months, in accordance with the Company’s current payroll practices; provided, that the Company and Mr. Markley agree that these amounts constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. Mr. Markley will continue to be covered under the Company’s medical plans for a period of twelve (12) months following his resignation; provided that Mr. Markley shall continue to be responsible for his portion of such payments via applicable withholdings.

On April 11, 2006, the Company entered into an employment agreement with Mr. Markley relating to Mr. Markley’s employment as its chief executive officer. On August 1, 2006, the Company entered into an amendment of the employment agreement in connection with a reorganization of the Company’s management positions. The amendment provided, among other things, that Mr. Markley resigned as the Company’s chief executive officer and agreed to serve as the president of Vistula USA, Inc., a wholly-owned US subsidiary of the Company. Under the amended employment agreement, the Company paid Mr. Markley an annual base salary of $290,000 and provided him with customary employment-related benefits.

The amendment also provided that, in addition to the existing severance benefits already contained in his employment agreement, in the event he voluntarily terminates his employment prior to a change of control (as defined in the amendment) or in the event that the Company elects to terminate his employment as a result of his repeated failure to comply with reasonable directions and instructions of the Company’s chief executive officer or board of directors in connection with the performance of his duties and responsibilities under his employment agreement prior to a change of control, the Company would be required to make severance payments to him equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following termination of his employment. In the event the Company terminated Mr. Markley’s employment without cause, the Company would have been required to make severance payments equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following the termination, if his employment is terminated in his first year of employment and in each case for a period of eighteen months if his employment was terminated at any time after his first year of employment.

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

On August 17, 2005, the Company entered into a Consulting Agreement (the “Agreement”) with EMS under which EMS agrees to provide the services of Mr. Galliers-Pratt to the Company. Under the Agreement, Mr. Galliers-Pratt will continue to serve as President and Chief Executive Officer. The Agreement provides that the Company shall pay EMS annual consulting fees of $240,000 as consideration for these services.

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

Rupert Galliers-Pratt has served as the Company’s President and Chairman of the Board of Directors since the Company’s inception in March 2004, and has served as the Company’s Chief Executive Officer since the Company’s inception, with the exception of two brief periods, whereby Mr. Galliers-Pratt resumed the position of Chief Executive Officer.

Distribution and Marketing Agreement

On August 11, 2004, the Company entered into a distribution and marketing agreement with NetYantra Inc. (“NetYantra US”) and NetYantra India Pvt. Ltd. (“NetYantra India”, with NetYantra US and NetYantra India being hereinafter referred to collectively as “NetYantra”) pursuant to which NetYantra granted to the Company the exclusive worldwide rights (other than in India where NetYantra is headquartered and subject to certain existing distribution agreements) to market and distribute the V-Cube™ IP-PBX software platform developed by NetYantra to Tier 1 carriers, telecommunications equipment manufacturers, ISPs, large corporations, SMEs and other business entities and individual retail customers. Under this agreement, the Company paid NetYantra $400,000 and was required to pay NetYantra fifty percent of certain net revenues that the Company derived from the distribution of the V-Cube™ platform.

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

On May 1, 2006, the Company executed and delivered an Asset Purchase Agreement with NetYantra relating to the V-Cube™ IP-PBX software platform. See Note 13. The distribution and marketing agreement was terminated upon the closing of the acquisition of the V-Cube™ platform and associated intellectual property under the Asset Purchase Agreement on June 7, 2006.

Litigation

The Company from time to time may become a party to various legal proceedings arising in the ordinary course of business. Management will evaluate these claims as they arise with the assistance of legal counsel and will make accounting entries and disclosures as appropriate. The Company believes, as of December 31, 2006, there were no material unrecorded liabilities related to any known legal matters.

16. RELATED PARTY TRANSACTIONS

Expenses Paid By Stockholder

On March 10, 2006, on behalf of the Company, the Company’s Chairman, Rupert Galliers-Pratt (the “Chairman”), advanced $75,000 directly to an escrow agent, allowing the Company to fulfill a contractual commitment in the normal course of business. The deposit was returned to the Chairman in full on March 27, 2006. On December 15, 2006, the Chairman paid $30,000 on behalf of the Company to a consultant for services provided, which the Company reimbursed the Chairman in full on December 21, 2006.

Common Stock

On August 17, 2005, the Company entered into a Consulting Agreement (the “Agreement”) with EMS under which EMS agrees to provide the services of Mr. Galliers-Pratt to the Company. See Note 15 for further discussion of this Agreement.

On December 7, 2005, the Company issued 100,000 shares of common stock to a stockholder of Vistula Communications Services SA (Pty.) Ltd. for consulting services to be rendered through December 6, 2006. The shares had a fair value of $130,000 based upon the closing price ($1.30) of the Company’s common stock as at December 7, 2005. These consulting services were recorded as part of selling, general and administrative expenses.

17. EARNINGS (LOSS) PER SHARE

The following table is the computation of basic and diluted earnings per common share computed in the manner described in Note 2 for the years ended December 31, 2006 and 2005:

	2006	2005
Net loss available for common shares and assumed conversions	$(19,530,105)	$(12,182,002)
Weighted-average basic and diluted shares outstanding	52,052,134	26,822,678
Net loss per common share basic and diluted	$(0.38)	$(0.45)

Options to purchase 11,712,300 and 5,153,000 shares of common stock for the years ended December 31, 2006 and 2005, respectively, have been excluded from the computation of net loss per share as their effect would have been antidilutive. Warrants to exercise 24,778,725 and 9,462,022 shares for the years ended December 31, 2006 and 2005, respectively, have been excluded from the computation of net loss per share as their effect would have been antidilutive. Any shares which may result from the conversion of convertible debt, but have not been converted as of December 31, 2005, have been excluded from the computation of net loss per share as their effect would have been antidilutive.

18. GEOGRAPHIC INFORMATION

Financial information by geographic area for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Net revenues:
United States	$644,232	$679,849
United Kingdom	301,205	119,448
Europe (excluding U.K.) and other	146,462	41,160
	$1,091,899	$840,457
Loss from operations:
United States	$(15,834,050)	$(8,848,036)
United Kingdom	(2,302,566)	(1,554,581)
Europe (excluding U.K.) and other	(167,074)	(535,677)
	$(18,303,689)	$(10,938,294)
Tangible long-lived assets:
United States	$210,407	$1,822,753
United Kingdom	234,592	530,768
Europe (excluding U.K.) and other	-	8,852
	$444,999	$2,362,373

The Company is currently managed through one business segment, namely, the Vistula Companies. This includes Vistula Limited, Vistula USA, Inc. and Goodman Blue Limited, which are aggregators of telecommunications services to Tier 1 and Tier 2 telecommunications carriers. The Vistula Companies have a switching facilities Los Angeles, free use of switching equipment in London as described in Note 4, and has interconnect agreements with suppliers in these locations. As described in Note 1, Cardlink and Vistula SA are inactive and are expected to be dissolved during 2007.

19. SUBSEQUENT EVENTS

The Company entered into an Agreement on April 13, 2007, whereby it sold its wholesale voice switching equipment (“Switch”) located in the United Kingdom used in the Company’s wholesale voice services business in exchange for the buyer (i) assuming the co-location lease and all associated costs, including, without limitation the costs of the circuits, power, and running the switching equipment (ii) operating the Switch, (iii) allowing the Company to use the switch for three years at no cost to the Company and (iv) assuming any billing processes previously performed by one of the Company’s employees, who will continue to be available to the Company. The Agreement is effective retroactively as of January 1, 2007.

On April 6, 2007, the Company completed a private placement of convertible notes and warrants pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”). The Investors purchased convertible notes in the aggregate principal amount of $2,500,000 and warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The private placement resulted in gross proceeds of $2,500,000.

The Company granted each of the Investors a participation right whereby they may elect to purchase all or a portion of securities sold in certain future financings. The participation right expires on the first anniversary of the closing date.

The Company also granted each Investor the right to exchange all or some of its notes for securities offered in certain future financings. In the event of this exchange right is asserted in connection with such a future financing, the Company would be required to issue to the Investor requesting the exchange a number of new securities offered in such financing determined by dividing the outstanding principal amount of the note being exchanged (plus accrued interest or other fees owed to such Investor) by the price at which the new securities are being sold in such financing. This exchange right expires on the first anniversary of the closing date.

Under the terms of the Securities Purchase Agreement, the Company is prohibited from engaging in certain types of financing transactions. In particular, for a period of 45 days after the date the initial registration statement covering the shares underlying the notes and warrants is first declared effective by the Securities and Exchange Commission (which the Company must file pursuant to a Registration Rights Agreement, as further described herein), the Company may not issue shares of common stock or common stock equivalents except pursuant to conversion or exercise of convertible securities or outstanding rights to acquire common stock that were outstanding on or prior to the closing date. Also, until such time as no Investor holds any of the notes, warrants or shares of common stock underlying the notes or warrants, the Company may not issue securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of the Company’s common stock at a conversion, exercise or exchange price, as applicable, that is (i) determined based on the market price of the Company’s common stock at any time after the issuance of such securities, or (ii) is subject to reset upon the occurrence of events directly or indirectly related to the Company’s business or the market for the Company’s common stock. The Company is also prohibited from entering into any agreement providing for the sale of securities at a price determined at a future time.

The notes issued to the Investors on April 6, 2007 accrue interest daily at an rate of 12% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 beginning on September 30, 2007. The final interest payment is due on the date of maturity of the note, April 6, 2009. In addition, on any date on which all or a portion of the principal of a note is converted, all unpaid interest having accrued on such principal at the time of such conversion will become immediately payable. The Company is not permitted to prepay any portion of the principal amount of any of the notes without the prior consent of the holder thereof. These notes are junior to the Company’s currently outstanding 8% convertible debentures due in February and March 2008.

The notes are convertible at the option of the holders into shares of the Company’s common stock at any time at an initial conversion price of $1.00 per share. Except in the case of certain designated issuances, in the event the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the notes, the conversion price of the notes will be reduced to that lower price per share. Issuances that will not result in adjustment to the conversion price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by the Company’s board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims up to a maximum aggregate of 500,000 shares, securities issued in connection with acquisitions, joint ventures or other strategic transactions and securities issued under agreements executed by the us prior to the date of the Securities Purchase Agreement and disclosed in the Company’s reports filed with the SEC since January 1, 2006.

If, after the effectiveness of the registration statement, the market price for any period of 20 consecutive trading days exceeds $2.50 and the average daily trading volume for the Company’s common stock for such period exceeds 100,000 shares, the Company may, subject to certain conditions, force the holders of the notes to immediately convert all or any part of the then outstanding principal amount at the then-effective conversion price.

If, after the first year anniversary of the issuance of the notes, there is an effective registration statement and for a period of 20 consecutive trading days, the daily trading volume for the Company’s common stock exceeds 100,000 shares per trading day, the Company may, subject to certain conditions, redeem all or any part of the then outstanding principal amount of the notes for cash in an amount equal to the sum of (i) 150% of the then outstanding principal amount of the note, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the note.

The Company has agreed to certain restrictions under the terms of the notes, including a prohibition on the payment of cash dividends to the Company’s stockholders while any of the notes are outstanding. Upon the occurrence of an event of default under the notes, an amount equal to (i) 130% of the then outstanding principal amount, plus any accrued and unpaid interest thereon, or (ii) the product of the then outstanding principal amount, plus any accrued and unpaid interest thereon, times the ratio obtained by dividing the conversion price of the notes and the market price of the Company’s common stock, whichever is greater, will, at the holder’s option, become immediately due and payable in cash along with any other amounts, costs, expenses or liquidated damages then due in respect of such notes. The ratio referred to in clause (ii) is to be calculated based on the conversion price in effect on the date of such default or the date the accelerated amount is paid in full (whichever is less), and the market price of the Company’s common stock on the date of such default or the date the accelerated amount is paid in full (whichever is greater, such market price to be determined in accordance with the terms of the notes). Upon an event of a default, the interest rate on the notes will also be increased to 18% per annum.

Events of default under the notes include failure to pay any amounts under the notes when due, a material default under other agreements with the Investors or default in the Company’s obligations under mortgage, credit facility or similar agreements, a material inaccuracy in the representations and warranties the Company made to the Investors in connection with the Financing, and the initiation of voluntary or involuntary bankruptcy proceedings against us.

The common stock purchase warrants issued to the Investors on April 6, 2007 are exercisable for an aggregate of 2,500,000 shares of the Company’s common stock at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance, or April 6, 2012. They contain a cashless exercise provision whereby the holder may pay the exercise price by having the Company withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, the Company would receive no proceeds from the sale of the Company’s common stock in connection with such exercise.

The exercise price is subject to adjustment in the event of certain issuances of new securities. Specifically, except in the case of certain designated issuances, if the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price per share. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by the Company’s board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims up to a maximum aggregate of 500,000 shares, securities issued in connection with acquisitions, joint ventures or other strategic transactions and securities issued under agreements executed by the us prior to the date of the Securities Purchase Agreement and disclosed in our reports filed with the SEC since January 1, 2006.

If, after the effectiveness of the registration statement, (i) the market price for any period of 20 consecutive trading days exceeds $2.50, (ii) the average daily trading volume for the Company’s common stock for such period exceeds 100,000 shares and (iii) the Investor is not in possession of any information that constitutes, or might constitute, material non-public information which was provided by us, then we may, within 1 trading day of the end of such period, call for cancellation of all or any portion of the warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per share.

The Company agreed to register for resale under the Securities Act of 1933, as amended, the shares underlying the notes and warrants and the bonus shares pursuant to a Registration Rights Agreement between the Company and the Investors dated April 6, 2007. Specifically, the Company is required to file with the Securities and Exchange Commission no later than May 6, 2007 a registration statement covering the resale of a number of shares of common stock equal to 100% of the shares issuable upon conversion and exercise in full of the notes and warrants as of the date of filing of the registration statement plus the bonus shares. The registration statement covering these shares must be declared effective by the Securities and Exchange Commission no later than July 5, 2007 (or in the event there is a review, no later than August 4, 2007). In the event the Company fails to file the registration statement or it is not declared effective within the timeframes specified by the Registration Rights Agreement, the Company will be required to pay to the Investors liquidated damages equal to 1.5% per month (but pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the notes and warrants until the Company files the delinquent registration statement or the registration statement is declared effective, as applicable.

If, at any time, the number of shares issuable upon conversion and exercise in full of the notes and warrants exceeds 100% of the number of shares then registered (e.g., due to adjustments in the conversion price of the notes or exercise price of the warrants), the Company will be required to file an additional registration statement covering the excess shares. The Company will have to file the additional registration statement on the earliest practicable date, and the additional registration statement must be declared effective by the Securities and Exchange Commission not later than the 60th calendar day, following the date the 100% threshold is exceeded. If the Company does not file the registration statement or the registration statement is not declared effective within these time frames, the Company will be required to pay to the liquidated damages as described in the preceding paragraph.

On March 16, 2007, the Company entered into an agreement with a placement agent, Oceana Partners, LLC, under which they agreed to provide services in connection with the sale of the convertible notes and warrants. Pursuant to the terms of the agreement, the Company paid Oceana a cash fee of approximately $52,000 and issued Oceana a five year warrant to purchase up to 1,300,000 shares of common stock at an exercise price of $1.00 per share upon the closing.

We have agreed to indemnify Oceana from claims arising in relation to the services it provides to the Company in connection with this agreement.

In connection with the closing of the convertible note and warrant financing, the Company paid placement agent fees in the amount of $56,000 in cash and warrants to purchase 1,400,000 shares of the Company’s common stock at $1.00 per share, which warrants expire in five years. The Company agreed to indemnify the principal placement agent from claims arising in relation to the services it provides to us.

On February 2, 2007, the Company signed a distribution agreement with Northamber to sell its IP-PBX solutions to customers of Northamber in the United Kingdom. Northamber will offer a hosted IP-PBX product using Vistula's V-Cube(TM) platform. The hosted IP-PBX product will be sold via Northamber's unique network of 6,000 distributors and Master Agents in the UK. Under the agreement Vistula will host the service and provide Tier 2 and Tier 3 level support to Northamber's distributors and customers. Northamber is the UK's longest established and largest trade-only distributor of IT products and equipment.

On February 12, 2007, the Company entered into a Supplemental Agreement (the “Amendment”) with Scott Lee Goodwin (“Goodwin”), the seller and former shareholder of Goodman Blue Limited, amending section 4 of the share purchase agreement dated as of October 12, 2006 (the “Purchase Agreement”), by and between the Company and Goodwin, under which Goodwin could require the Company to repurchase 2,500,000 shares of the Company’s common stock, $.001 par value per share (the “Consideration Shares”) for an aggregate purchase price of $2,500,000. The Purchase Agreement as amended provides that: (i) Goodwin shall have the option to require us to purchase 1,400,000 of the Consideration Shares for a total aggregate cash consideration of $1,400,000 (the “First Put Option”); and (ii) Goodwin shall have the option to require us to purchase 1,100,000 of the Consideration Shares for a total aggregate cash consideration of $1,100,000 (the “Second Put Option”). The First Put Option may only be exercised in the period commencing on February 1, 2007 and ending on April 27, 2007 at 5:00pm EST. The Second Put Option may only be exercised in the period commencing on August 1, 2007 and ending on August 31, 2007. The terms of our currently outstanding debentures and notes prohibit the redemption of shares of our common stock without the debt holders consent.

On February 5, 2007, we granted options to purchase common stock to the persons and in the amounts that follow:

Officers and Directors	Shares
Rupert Galliers-Pratt	200,000

Ian Cope	20,000

Jared P. Taylor	50,000

Adam Bishop	150,000

Nick Topham	25,000

Anthony Warrender	20,000

J. Marcus Payne	20,000

Jack Early	20,000

Total	505,000

On February 9, 2007, Rupert Galliers-Pratt, Anthony Warrender, J. Marcus Payne, Jack Early and Adam Bishop executed instruments whereby they rejected the option grants made to them on February 5, 2007.

The Company also granted additional options to purchase up to 20,000 shares of common stock to certain other employees. All of the above options have an exercise price of $0.32 per share which represents the closing price of the Company’s common stock on February 2, 2007 as reported on the Over the Counter Bulletin Board and an expiration date of February 5, 2017. The options were granted as compensation for employment. The options are immediately exercisable with respect to 25% of the total option shares purchaseable thereunder. Thereafter, the options will vest and become exercisable for an additional 25% on the last day of each year after the date of grant, so that the options shall be fully vested on the third anniversary of the date of grant. All of the above options will accelerate in full upon a change of control. The options granted to Ian Cope and Jared Taylor and certain other employees are evidenced by an agreement in the form of the incentive stock option agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls Over Financial Reporting. Our management, in connection with its evaluation of internal controls (with the participation of our principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during our fourth fiscal quarter of 2006 that would have materially affected, or would have been reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current directors and executive officers are:

Name	Age	Positions Held
Rupert Galliers-Pratt	55	Chief Executive Officer, President and Chairman of the Board
Jared P. Taylor	33	Chief Financial Officer, Treasurer and Secretary
Ian Cope	57	Chief Operations Officer
Adam Bishop	47	President, Vistula Limited
J. Marcus Payne	58	Director(1)(2)(3)
Anthony Warrender	56	Director(1)(2)(3)
Jack Early	52	Director(2)(3)

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

Rupert Galliers-Pratt. Mr. Galliers-Pratt has served as chairman of our board of directors since our inception. He served as our President and Chief Executive Officer from our inception until September 1, 2004 and resumed service in those capacities on February 8, 2005 to April 12, 2006, and resumed services in those capacities on August 1, 2006. He also serves as chairman of the board of directors of our subsidiaries, Vistula Limited, Vistula USA, Inc., Vistula Communications SA (PTY) Ltd., and Cardlink Services Limited. He was one of the founding shareholders of Vistula Limited, which we acquired in March 2004. Mr. Galliers-Pratt has served as chairman of Vistula Limited since its incorporation in August 2002. From 1996 through July 2002, he was a private investor. From 1992 through 1995, he served as chairman and chief executive officer of Petersburg Long Distance Inc. During that time, Mr. Galliers-Pratt was responsible for establishing ZAO PeterStar, which is the dominant Competitive Local Exchange Carrier in St. Petersburg and Altel, which was the first cellular operator in Kazakhstan. In addition to Petersburg Long Distance Inc., he has served on the board of directors of a number of listed companies in the United Kingdom and the United States including Optical Care (Bermuda) Limited and Symposium Telecom Inc.

Jared P. Taylor. On August 1, 2006, Mr. Taylor was appointed our chief financial officer, treasurer, and secretary. Mr. Taylor joined the Company in July 2005, as its Manager of Accounting and Administration. Prior to joining the Company, from June 2004 until July 2005, Mr. Taylor served as the senior consolidations accountant for Ionics, Inc. From October 2003 to June 2004, he served as a senior accountant as ACMI Corporation and from June 2002 to September 2003, he served as the real property administrator at Akamai Technologies, Inc. From December 1996 to February 2002, Mr. Taylor served in various roles with Lend Lease Corporation, including serving as a financial manager for that company in London, Australia and the US.

Ian Cope. On January 5, 2006, our board of directors appointed Ian Cope as our chief operations officer. Mr. Cope was the chief technical officer at DSLi Corporation since November 2002 where he was responsible for the complete operations of a facilities-based competitive local exchange carrier providing a full range of voice and data services using both traditional circuit switched infrastructure and IP Centrex. From January 2002 through November 2002, Mr. Cope was a consultant to major ISPs and incumbent local exchange carriers on broadband access solutions, providing technical direction on the planning and implementation of initiatives. From January 2001 to December 2001, Mr. Cope was the vice president of engineering for NX Networks, Inc. Mr. Cope has over thirty years experience in the global telecommunications industry.

Adam Bishop. Mr. Bishop has served as the president and chief executive officer of Vistula Limited, a wholly-owned subsidiary of VCS, since its inception in September 2002. He also served as President and Chief Executive Officer of Vistula USA from November 2005 to August 1, 2006, when the Company restructed its management. Mr. Bishop has significant experience as a senior executive in the international telecommunications industry. From 1994 to 1996, Mr. Bishop was a senior executive at British Telecom PLC. From 1997 to December 2001, Mr. Bishop served as the chief executive officer of Telemonde Inc., a provider of international bandwidth and fiber pipes. Mr. Bishop also served as a director of Symposium Telecom Inc., a U.S. listed telecommunications company. Mr. Bishop has spent over 20 years in the international telecommunications field. Mr. Bishop graduated from London University with a degree in Physics.

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

Anthony Warrender. Mr. Warrender has served as a member of our board of directors since our inception. Since 1983, Mr. Warrender has been the president of Warrender Associates, Inc., a private financial consultancy and investment business based in Virginia. Prior to 1983, Mr. Warrender was a Vice President (investment banking) of J. Henry Schroder Corporation in New York. He has also served since 1987 as an executive director and chief financial officer of Taylor, Harris Insurance Services, Ltd, a privately-owned equine insurance agency. From October 1997 through November 2002, he also served as a non-executive director and chairman of the audit committee of the board for Oxus Mining PLC, a gold and base metals mining company operating in Central Asia. Since May 2005, Mr. Warrender has served as a non-executive director of GoldQuest Mining Corporation, a publicly traded Canadian gold and minerals exploration company operating in the Dominican Republic. Mr. Warrender graduated with a M.A. from Christ Church, Oxford and is a Fellow of the Institute of Chartered Accountants in England and Wales. Mr. Warrender is a member of our audit committee, compensation committee and nominating committee.

Jack Early. On April 11, 2006, our board of directors elected Mr. Early as a director of the Company to fill the vacancy created by the departure of Kevin West in June of 2005. During 2004, Mr. Early served as the national sales manager of Clientsoft, a web services enterprise software company that was sold to Neon Systems in December of 2004. From August 2000 to January 2004, Mr. Early served as the non-executive chairman of the board of directors at Clientsoft where he sat on the compensation and audit committees and was the trustee of the company’s 401(k) plan. Mr. Early is active in the area of start-up ventures both as an entrepreneur and an investor. He is affiliated with angel investor groups that have funded new and emerging businesses including Naragansett Brewing Co., Context Media and Tazz Networks. Mr. Early is a veteran of the enterprise software and services industry with over 25 years of management experience. Mr. Early co-founded Early Cloud and Co. (ECC) the pioneering software company noted for its technological expertise in the call center services industry. ECC was eventually acquired by IBM in 1995. Most recently he served as Chairman of the Board at Clientsoft a Web services platform and application tools company which was acquired by Neon Systems in 2004. Mr. Early is a member of our Compensation Committee and Nominating Committee.

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

Code of Ethics

The Board has approved and we have adopted a Code of Business Conduct and Ethics (the "Code"), applicable to all of our directors, officers and employees. The Audit Committee is responsible for reviewing and approving or rejecting all requested waivers to the Code, as such waiver(s) may apply to the Company’s Chief Executive Officer, Chairman, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted our Code of Business Conduct and Ethics on our website (http://www.vistula.com) and we undertake to provide any person without charge, upon request, a copy of the Code. Persons interested in obtaining a copy of the Code are directed to send a written request to the Company at the following address: Suite 801, 405 Park Avenue, New York, New York 10022, Attn: Audit Committee.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). SEC regulations require officers, directors, and greater-than-ten-percent stockholders to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments to those forms furnished to us during fiscal 2006, and, if applicable, written representations that a Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and ten-percent stockholders were fulfilled in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation: The following table sets forth certain information about the compensation we paid or accrued with respect to our chief executive officer and our two most highly compensated executive officers (including an executive officer of one of our subsidiaries), who were serving as executive officers at the end of the 2006 fiscal year, and whose annual compensation exceeded $100,000 for that year. The following table also sets forth certain information about the compensation we paid or accrued with respect to a former highly compensated executive officer who was not serving at the end of the 2006 fiscal year.

Other annual compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of those perquisites and other personal benefits was less than $10,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (5)	All other compensation ($)	Total ($)
Rupert Galliers-Pratt (1)	2006	240,000	-	1,364,623	30,000	1,634,623
President, Chief Executive Officer, and Chairman of the Board	2005	240,000	98,005	900,909	11,210	1,250,124
Adam Bishop (2)	2006	183,990	-	255,867	-	439,857
President of Vistula Limited	2005	180,000	127,859	693,007	-	1,000,866
Ian Cope (3)	2006	140,000	-	178,709	-	318,709
Chief Operating Officer	2005	-	-	-	33,333	33,333
J. Keith Markley (4)	2006	198,167	-	628,565	290,000	1,116,732
Former Board member, former President of Vistula USA, Inc., and former Chief Executive Officer	2005	-	-	-	-	-

 (1) Mr. Galliers-Pratt has served as the Company’s Chairman of the Board and President since our inception, and has acted as Chief Executive Officer since our inception with the exception of two short periods before he resumed this position. All other compensation represents a car lease as per his employment agreement. The Option Awards have been granted to EMS, the entity which our Chairman and Chief Executive Officer is contracted through for consulting services.

(2) Mr. Bishop has served as the President of Vistula Limited, a wholly-owned subsidiary, since the Company’s inception, and is considered one of the Company’s key employees. The Company depends on his continued service for the future success and continued revenues for the Company. There is no employment agreement in place between the Company and Mr. Bishop.

(3) Mr. Cope began his employment as Chief Operating Officer on January 5, 2006. All other compensation during 2005 represents amounts which were earned in his capacity as a consultant prior to the commencement of his employment.

(4) Mr. Markley’s employment began on April 11, 2006 as the Company’s Chief Executive Officer and as a member of the Board of Directors. On August 1, 2006, the Company re-organized its management, at which time Mr. Markley resigned as Chief Executive Officer and was appointed President of Vistula USA, Inc., a wholly-owned subsidiary, and agreed to cancel a portion of his options to exercise 500,000 options. Effective December 15, 2006, Mr. Markley resigned from his roles as a member of the Board of Directors and President of Vistula USA, Inc. The Option Awards is the net figure as reported in the financial statements for the value of the options received by Mr. Markley at the time his employment began on April 11, 2006 of $699,187, less the value of the options cancelled and forfeited, as discussed in the terms of his employment agreement below, of $70,621. All other compensation disclosed in 2006 is an accrual for future payments due for the termination of his employment as per the terms of his employment agreement. See Note 15 to the financial statements.

(5)  The fair value of each stock award was estimated on the grant date using the Black-Scholes option-pricing model. See Note 8 to the financial statements for a description of the assumptions used in estimating the fair value of stock options.

Employment Agreements

On August 17, 2005, the Company entered into a Consulting Agreement (the “Agreement”) with Executive Management Services Limited (“EMS”) under which EMS agrees to provide the services of Mr. Galliers-Pratt, to the Company. Under the Agreement, Mr. Galliers-Pratt will continue to serve as President and Chief Executive Officer. The Agreement provides that the Company shall pay EMS annual consulting fees of $240,000 as consideration for these services, and permits for a reimbursement of a car lease up to $2,500 per month throughout the term of the Agreement.

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

Rupert Galliers-Pratt has served as the Company’s President and Chairman of the Board of Directors since the Company’s inception in March 2004, and has served as the Company’s Chief Executive Officer since the Company’s inception, with the exception of two brief periods, whereby Mr. Galliers-Pratt resumed the position of Chief Executive Officer.

On January 5, 2006, the Company entered into an employment agreement with Ian Cope relating to Mr. Cope’s employment as its chief operations officer. Under the employment agreement, the Company pays Mr. Cope an annual base salary of $140,000 and provides him with certain employment-related benefits. As part of the employment agreement, Mr. Cope was granted an incentive stock option to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $1.42 per share; 50,000 of those shares subject to the option vested immediately and the remaining 200,000 shares subject to the option vest in four equal annual installments of 50,000 shares beginning on January 5, 2007. The option is subject to the terms and conditions of the Company’s Amended and Restated 2004 Stock Incentive Plan. The employment agreement also provides that if Mr. Cope is terminated without cause, the Company will pay him his base salary for three months.

Effective December 15, 2006, John Keith Markley resigned from the board of directors of Vistula Communications Services, Inc. (the “Company”) and from his position as president of Vistula USA, Inc., a wholly owned subsidiary of the Company. As a result of Mr. Markley’s resignation and pursuant to the Employment Agreement dated as of April 11, 2006, as described below, between the Company and Mr. Markley, as amended by the Amendment to Employment Agreement dated August 1, 2006, as described below, and in accordance with an Agreement and General Release between the Company and Mr. Markley dated as of December 15, 2006, the Company shall be required to pay Mr. Markley $290,000 over twelve (12) months, in accordance with the Company’s current payroll practices; provided, that the Company and Mr. Markley agree that these amounts constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. Mr. Markley will continue to be covered under the Company’s medical plans for a period of twelve (12) months following his resignation; provided that Mr. Markley shall continue to be responsible for his portion of such payments via applicable withholdings.

On April 11, 2006, the Company entered into an employment agreement with J. Keith Markley relating to Mr. Markley’s employment as its chief executive officer. On August 1, 2006, the Company entered into an amendment of the employment agreement in connection with a reorganization of the Company’s management positions (see Note 15). The amendment provided, among other things, that Mr. Markley resign as the Company’s chief executive officer and agreed to serve as the president of Vistula USA, Inc., a wholly-owned US subsidiary of the Company. Under the amended employment agreement, the Company paid Mr. Markley an annual base salary of $290,000 and provided him with customary employment-related benefits.

The amendment also provided that, in addition to the existing severance benefits already contained in his employment agreement, in the event he voluntarily terminated his employment prior to a change of control (as defined in the amendment) or in the event that the Company elected to terminate his employment as a result of his repeated failure to comply with reasonable directions and instructions of the Company’s chief executive officer or board of directors in connection with the performance of his duties and responsibilities under his employment agreement prior to a change of control, the Company will be required to make severance payments to him equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following termination of his employment. In the event the Company terminated Mr. Markley’s employment without cause, the Company would have been required to make severance payments equivalent to the base salary he would have received had his employment continued and to continue to provide medical benefits, in each case for a period of twelve months following the termination, if his employment was terminated in his first year of employment and in each case for a period of eighteen months if his employment had been terminated at any time after his first year of employment.

The original employment agreement provided for the grant to Mr. Markley of two non-qualified stock options to purchase shares of common stock, one exercisable for 3,052,000 shares and the other exercisable for 948,000 shares, with the latter option grant subject to the ratification by stockholders at the next annual meeting of an increase in the number of shares available under the Amended and Restated 2004 Stock Incentive Plan to at least 16,000,000 shares, which ratification occurred on July 17, 2006. The Company’s compensation committee approved these grants on April 11, 2006, and fixed the exercise price per share at $1.18, representing the fair market value of the Company’s common stock on the date of grant based on the previous day’s closing price. In the amendment, Mr. Markley agreed to waive his rights to exercise that portion of his outstanding option to purchase 948,000 shares of common stock granted to him on April 11, 2006 which entitles him to purchase 500,000 shares of common stock. Mr. Markley will retain the right to purchase up to 448,000 shares of common stock under that option. In the amendment, Mr. Markley also agreed to waive any claims he might have against the Company in connection with his change in position with the Company.

Each option vested with respect to one-sixth of the total number of shares subject to the option six months after the date of grant (April 11, 2006). Each option continued to vest with respect to an additional one thirty-sixth of the total number of shares subject to the option on a monthly basis thereafter until fully vested. The options will accelerate in full upon a change of control of the Company or a termination without cause (as defined in the employment agreement). As defined in his option agreement, Mr. Markley has one year from his effective termination date of December 15, 2006 to exercise his vested stock options.

Mr. Markley agreed not to engage, during his employment and for a period equal to the longer of (a) one year following the termination of his employment or (b) the period for which he is entitled to severance payments following the termination of his employment, in any activities competitive with the Company in the United States or any foreign territory where the Company or any of its subsidiaries are conducting business. Mr. Markley also agreed, during that period, not to solicit any of the Company’s employees or the employees of its subsidiaries to leave the Company or to solicit any of the Company’s clients to terminate or curtail their business relationships with the Company.

Outstanding equity awards at Fiscal Year-End. The following table sets forth certain information regarding stock options held as of December 31, 2006 by the executive officers named in the summary compensation table.

Outstanding Equity Awards at Fiscal Year-End

	Individual Grants
Name	Year of Grant	Number of securities underlying unexercised options (#) exercisable(8)	Number of securities underlying unexercised options (#) unexercisable	Exercise or base price ($/share)	Expiration date

Rupert Galliers-Pratt(3)	2006	300,000	500,000	1.25	April 12, 2016 (1b)
	2006	1,500,000	2,500,000	1.50	December 23, 2015 (1a)
	2005	650,000	-	0.45	July 7, 2015 (2)
Adam Bishop	2006	150,000	56,250	1.25	April 12, 2016 (1b)
	2006	281,250	468,750	1.50	December 23, 2015 (1a)
	2005	500,000	-	0.45	July 7, 2015 (2)
Ian Cope	2006	18,750	31,250	1.25	April 12, 2016 (1b)
	2006	93,750	156,250	1.50	December 23, 2015 (1a)
	2006(4)	50,000	200,000	1.42	January 5, 2016
J. Keith Markley	2006(~~7~~5)	778,050	-	1.18	15-Dec-2007

(1)
a) For options with an expiry date of December 23, 2015, the options became vested as to 25% of the total number of option shares upon stockholder ratification of the increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan to at least 15,000,000, which occurred on July 17, 2006. Thereafter, the options will become vested as to an additional 6.25% of the total number of option shares in quarterly installments beginning on September 30, 2006. The exercise price was determined to be above the stock’s closing price on December 23, 2005 ($1.42), which was the date the Company granted the options. b) For options with an expiry date of April 12, 2016, the options became vested as to 25% of the total number of option shares upon shareholder ratification of the increase in the number of shares authorized under the Company’s 2004 Stock Incentive Plan to at least 18,000,000 shares, which occurred on July 17, 2006. Thereafter, the options will become vested as to an additional 6.25% of the total number of option shares in quarterly installments beginning on September 30, 2006. For both a) and b) the grant date and exercise price for the grantee is determined to be on the date the Company made the grant; however, for financial reporting purposes the price and grant date has been determined to be July 17, 2006, the date the shareholders ratified the increase in the number of shares under the Company’s 2004 Stock Incentive Plan.

(2)
These shares became 100% vested immediately upon the grant date. The exercise price equals the fair market value of our common stock on the date of grant, as determined by our board of directors and has been supported by an independent valuation.

(3)	All of these shares have been issued to EMS, which Mr. Galliers-Pratt holds indirect voting and investment control over shares held by EMS.

(4)
These shares vested at 50,000 on the grant date, the same as the date of the employment agreement, January 5, 2006, and vests an additional 50,000 options on each anniversary of the employment agreement date until fully vested. The exercise price represents the fair market value of the Company’s common stock on the date of grant, January 5, 2006.

(5)
These shares represent the net shares available for exercise to Mr. Markley as of December 31, 2006, after his resignation as a member of the Board of Directors and President of Vistula USA, Inc, as described in Note 15. Under the termination agreement Mr. Markley has the right to exercise all vested options for a period of one year from the effective date of his resignation, December 15, 2006.

(6)	All of the above options become fully vested upon a change in control in the Company.

Director Compensation

Summary Compensation: The following table sets forth certain information about the compensation we paid or accrued with respect to our directors who served during the year ended December 31, 2006.

	Year	Directors Fees	Option Awards (4)	All other compensation	Total
Anthony M. Warrender(1)	2006	61,500	85,289	-	146,789
	2005	68,600	326,650	-	395,250
J. Marcus Payne(2)	2006	55,000	269,180	-	324,180
	2005	62,100	207,902	-	270,002
Jack Early(3)	2006	32,417	154,318	-	186,735
	2005	-	-	-	-

(1)	Mr. Warrender is the Chairman of the Audit Committee and Nominating Committee, and a member of the Compensation Committee.

(2)
Includes option awards granted to Olympic Corporate Holdings Limited, a company which Mr. Payne is a director and options granted directly to Mr. Payne. Mr. Payne is the Chairman of the Compensation Committee, and a member of both the Audit and Nominating Committee.

(3)	Mr. Early was named to the Board of Directors on April 12, 2006, and is a member of the Compensation Committee and the Nominating Committee.

(4)
The fair value of each stock award was estimated on the grant date using the Black-Scholes option-pricing model. See Note 8 to the financial statements for a description of the assumptions used in estimating the fair value of stock options.

We pay our non-employee directors an annual fee of $40,000. The non-employee directors will also receive a fee of $1,000 for any regular or special meeting attended, or $500 for each telephonic meeting in which the director participated, for any meeting in excess of five meetings in any year. The meeting fees for the first five meetings of a year are included within the annual fee paid to the director.

We also pay each non-employee director who serves as the chair of the audit committee an additional annual fee of $10,000 and each non-employee director who serves as the chairman of the compensation and nominating committees an annual fee of $5,000. The other non-employee members of these committees will receive an annual fee of $2,500 for serving on the committee. The non-employee directors will also receive a fee of $600 for any regular or special meeting of a committee attended, or $300 for each telephonic meeting of a committee in which the director participated, for any meeting in excess of three meetings in any year. The meeting fees for the first three meetings of a year are included within the annual committee fee paid to the directors.

Directors who are not employees may also receive stock option grants under our option plan. We will also reimburse directors for out-of-pocket expenses incurred in attending board and committee meetings and undertaking certain matters on our behalf. Directors who are our employees will not receive separate fees for their services as directors.

Equity compensation plans

The following table provides information as of December 31, 2006 regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

We have one equity compensation plan approved by our stockholders, the 2004 Stock Incentive Plan (the “Plan”):

Equity compensation plan information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	11,712,300	$1.24	5,977,700
Equity compensation plans not approved by security holders	_	_	_
Total	11,712,300	$1.24	5,977,700

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on April 6, 2007, there were issued and outstanding 66,964,898 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of April 6, 2007 by:

•	Each person known by us to be the beneficial owner of more than five percent of our common stock;

•	Each of our directors;

•	Each executive officer named in the summary compensation table (including one former executive officer); and

•	All of our current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares beneficially owned include shares that may be purchased through the exercise of options that vest within 60 days of April 6, 2007.

	Shares Beneficially Owned
Name/Address of Beneficial Owner	Number	Percent
Rupert Galliers-Pratt(1) Mawley Hall, Cleobury Mortimer Worcestershire, DY14 8PN, United Kingdom;	15,660,000	22.46%

NetYantra, Inc. 5200 NW 43rd St. Suite 102, #327 Gainesville, Florida 32606	14,550,000	21.73%

Executive Management Services Limited(2) Palm Chambers No.4 Fishlock Road Road Town Tortola, British Virgin Islands	11,250,000	16.14%

Little Wing, L.P., Circle-T Explorer Master Capital International Inc., Quilcap Corp., Tradewinds Fund Ltd., Quilcap International Corp., and Parker Quillen(3) c/o Quilcap Corp. 145 E. 57th Street, 10th Floor New York, NY 10022	7,498,267	10.75%

Adam Bishop(4) 44 Kenilworth Road London W1H 6LT, United Kingdom	1,393,750	2.05%

Anthony Warrender(5) 4392 Carrington Road Markham, Virginia 22643	531,250	*

J. Marcus Payne(6) 5315 N. Clark Street Chicago, Illinois 60640	718,750	1.06%

Jack Early(7) c/o Vistula Communications Services, Inc. 405 Park Avenue, Suite 801 New York, NY 10022	250,000	*

Ian Cope c/o Vistula Communications Services, Inc. 405 Park Avenue, Suite 801 New York, NY 10022	231,250	*

J. Keith Markley(8) c/o Vistula Communications Services, Inc. 405 Park Avenue, Suite 801 New York, NY 10022	778,050	1.15%

All current directors and executive officers as a group (7 persons)	18,851,500	26.16%

* Indicates less than 1%

(1) Includes 8,500,000 shares held by EMS and 2,750,000 shares that may be purchased upon the exercise of options held by EMS. Mr. Galliers-Pratt has indirect voting and investment power with respect to these shares. Also includes an aggregate of 3,780,000 shares held of record by certain family members of Mr. Galliers-Pratt. In accordance with a securities purchase agreement dated April 6, 2007, EMS has agreed to transfer 5,000,000 shares of common stock held by it to certain investors. The number of shares reported above includes these 5,000,000 shares as they have not yet been transferred.

(2) Rupert Galliers-Pratt has indirect voting and investment power with respect to these shares. In accordance with a securities purchase agreement dated April 6, 2007, EMS has agreed to transfer 5,000,000 shares of common stock held by it to certain investors. The number of shares reported above includes these 5,000,000 shares as they have not yet been transferred.

(3) Information is based on our internal records and a Schedule 13G/A filed by Little Wing, L.P., Circle-T Explorer Master Capital International Inc., Quilcap Corp., Tradewinds Fund Ltd., Quilcap International Corp., and Parker Quillen with the Securities and Exchange Commission on January 19, 2007.

(4) Includes 893,750 shares that may be purchased through the exercise of options held by Mr. Bishop.

(5) Includes 371,250 shares that may be purchased through the exercise of options held by Mr. Warrender. Mr. Warrender is a member of our board of directors.

(6) Represents shares held by Olympic Corporate Holdings Limited of which Mr. Payne is a director. Includes 281,250 shares that may be purchased through the exercise of options held by Mr. Payne and 262,500 shares that may be purchased through the exercise of options held by Olympic Corporate Holdings Limited. Mr. Payne is a member of our board of directors.

(7) Includes 200,000 shares that may be purchased through the exercise of options held by Mr. Early.

(8) Mr. Markley was our Chief Executive Officer, until August 1, 2006, at which time he resigned. Mr. Markley was the President of our wholly-owned subsidiary, Vistula USA, Inc. until December 15, 2006, at which time he resigned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

One of our subsidiaries, Vistula Limited, had agreed to unconditionally guarantee the obligations of one of our principal stockholders under a credit facility established in the name of the stockholder. For more information, see “PART II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.”

On August 11, 2005, we extended the convertible promissory note dated July 12, 2004, in the principal amount of $125,000 and the convertible promissory note dated August 11, 2004, in the principal amount of $50,000 issued by the Company, with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is our chairman, chief executive officer and president, Mr. Rupert Galliers-Pratt, to December 31, 2005. On December 15, 2005, these two notes were extended to June 30, 2006. These notes accrue interest at the rate of 7% per annum and are convertible into shares of our common stock at the price of $1.50 per share. On June 30, 2006, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2006. On December 31, 2006, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2007.

ITEM 13. EXHIBITS

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
2.1	Asset Purchase Agreement, dated as of January 5, 2004, by and between VCS, Inc. and MRS Partners LLC.		Form 10-SB	May 12, 2004	2.1

2.2	Amendment and Indemnification Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., MRS Partners LLC and Manuel Vierra, Pepper Snyder, Steven Ziswasser, Seymour Ziswasser, and Kirk Rossman.		Form 10-SB	May 12, 2004	2.2

2.3	Amendment No. 1 to the Asset Purchase Agreement dated as of May 11, 2006 by and among Vistula Communications Services, Inc., NetYantra Inc. and NetYantra India Private Limited		Form 8-K	June 13, 2006	2.1

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
2.4	Amendment No. 2 to the Asset Purchase Agreement dated as of June 7, 2006 by and among Vistula Communications Services, Inc., NetYantra Inc. and NetYantra India Private Limited	Form 8-K	June 13, 2006	2.2

2.5	Asset Purchase Agreement dated as of April 28, 2006 by and among Vistula Communications Services, Inc., NetYantra Inc. and NetYantra India Private Limited	Form 8-K	May 2, 2006	2.1

3.1	Certificate of Incorporation filed with the Delaware Secretary of State on September 22, 2003.	Form 10-SB	May 12, 2004	3.1

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 2004.	Form 10-SB	May 12, 2004	3.2

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on March 4, 2004.	Form 10-SB	May 12, 2004	3.3

3.4	Bylaws adopted on September 22, 2003.	Form 10-SB	May 12, 2004	3.4

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 20, 2004.	Form 10-SB/A	August 31, 2004	3.5

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on July 18, 2006.	Form 8-K	July 20, 2006	3.1

4.1	Form of 8% Convertible Debenture	Form 8-K	February 25, 2005	4.1

4.2	Form of Common Stock Purchase Warrant	Form 8-K	February 25, 2005	4.2

4.3	Promissory note issued on March 15, 2005 by Vistula Communications Services, Inc. to MRS Partners LLC.	Form 8-K	May 23, 2005	4.1

4.4	Form of 12% Convertible Note	Form 8-K	April 9, 2007	4.1

4.5	Form of Common Stock Purchase Warrant	Form 8-K	April 9, 2007	4.2

10.1*	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Mark Scully.	Form 10-SB	May 12, 2004	10.2

10.2*	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Eric Pomeroy.	Form 10-SB	May 12, 2004	10.3

10.3 *	Amended and Restated Employment and Noncompetition Agreement, dated as of May 5, 2004, by and between Vistula Communications Services, Inc., Vistula USA, Inc. and Edward DeMent.	Form 10-SB	May 12, 2004	10.4

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.4*	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Mark Scully.	Form 10-SB	May 12, 2004	10.5

10.5*	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Edward DeMent.	Form 10-SB	May 12, 2004	10.6

10.6*	Non-Statutory Stock Option, dated as of May 5, 2004, by and between Vistula Communications Services, Inc. and Eric Pomeroy.	Form 10-SB	May 12, 2004	10.7

10.7	Telehouse FM Services Agreement, dated as of September 3, 2003, by and between Vistula Limited and Telehouse International Corporation of Europe Limited.	Form 10-SB/A	August 31, 2004	10.8

10.8	Preferred Partner Agreement, dated as of December 16, 2003, by and between Vistula Limited and Telstra Europe Limited.	Form 10-SB	May 12, 2004	10.9

10.9	Resale Agreement, dated as of September 4, 2003, by and between Vistula Limited and Telstra Europe Limited.	Form 10-SB	May 12, 2004	10.10

10.10	Reciprocal International Telecommunications Services Carrier Agreement, dated as of January 20, 2004, by and between Vistula Limited and SwissFone Inc.	Form 10-SB	May 12, 2004	10.11

10.11	Service Agreement, dated as of September 1, 2003, by and between Vistula Limited and iBasis Global, Inc.	Form 10-SB	May 12, 2004	10.12

10.12	Qwest Wholesale Services Agreement, dated as of February 27, 2004, by and between Vistula Limited and Qwest Communications Corporation.	Form 10-SB	May 12, 2004	10.13

10.13	Reciprocal Telecommunications Services Agreement, dated as of January 23, 2004, by and between Vistula Limited and Teleglobe International Ltd.	Form 10-SB	May 12, 2004	10.14

10.14	Primus Telecommunications Limited Carrier Services Agreement, dated as of February 16, 2004, by and between Vistula Limited and Primus Telecommunications Limited.	Form 10-SB	May 12, 2004	10.15

10.15	Reciprocal Telecommunications Services Agreement, dated as of December 2, 2002, by and between Vistula Limited and Bharti Telesonic Ltd.	Form 10-SB	May 12, 2004	10.16

10.16	International Switched Telecommunications Services Agreement, dated as of August 8, 2003, by and between Vistula Limited and Elitetele SA.	Form 10-SB	May 12, 2004	10.17

10.17	Global IP Network Service Agreement, dated as of February 10, 2004, by and between Vistula Limited and NTT Europe Ltd.	Form 10-SB	May 12, 2004	10.18

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.18	Reciprocal International Carrier Service Agreement, dated as of April 15, 2004, by and between Vistula Limited and KDDI America, Inc.	Form 10-SB	May 12, 2004	10.19

10.19	Distribution and Marketing Agreement, dated as of August 11, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.	Form 10-SB/A	August 31, 2004	10.20

10.20	Amended and Restated Note Subscription Agreement, dated as of August 11, 2004, by and between J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt and Vistula Communications Services, Inc.	Form 10-SB/A	August 31, 2004	10.21

10.21	Convertible Promissory Note, dated as of July 12, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $125,000.	Form 10-SB/A	August 31, 2004	10.22

10.22	Convertible Promissory Note, dated as of August 11, 2004, issued to J. Rothschild Assurance Self Invested PPP#2 F/B/O Rupert Anthony Galliers-Pratt in the principal amount of $50,000.	Form 10-SB/A	August 31, 2004	10.23

10.23	Letter Agreement, dated September 9, 2004, by and between NetYantra Inc., NetYantra India Pvt. Ltd. and Vistula Communications Services, Inc.	Form 10-QSB	November 19, 2004	10.13

10.24	Securities Purchase Agreement dated February 18, 2005 by and among Vistula Communications Services, Inc. and Bushido Capital Master Fund, L.P., Oxford Capital Management, LLC, Stratford Partners, L.P., Gryphon Master Fund, L.P., Little Wing, L.P., Gamma Opportunity Capital Partners L.P., GSSF Master Fund, L.P., Tradewinds Fund Ltd., Professional Traders Fund, LLC DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd., Michael S. Urban and Sherry Urban, Murray Chernick, Scott A. Craven, Valor Capital Management, LP, Keith Barksdale, and Edward Neugeboren.	Form 8-K	February 25, 2005	10.1

10.25	Registration Rights Agreement dated February 18, 2005 by and among Vistula Communications Services, Inc. and Bushido Capital Master Fund, L.P., Oxford Capital Management, LLC, Stratford Partners, L.P., Gryphon Master Fund, L.P., Little Wing, L.P., Gamma Opportunity Capital Partners L.P., GSSF Master Fund, L.P., Tradewinds Fund Ltd., Professional Traders Fund, LLC DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd., Michael S. Urban and Sherry Urban, Murray Chernick, Scott A. Craven, Valor Capital Management, LP, Keith Barksdale, and Edward Neugeboren.	Form 8-K	February 25, 2005	10.2

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.

10.26	Placement Agent Agreement dated February 15, 2005 by and between Vistula Communications Services, Inc. and IndiGo Securities, LLC.	Form 8-K	February 25, 2005	10.3

10.27
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
		Form 8-K	February 25, 2005	10.4

10.28	Second Amendment to Asset Purchase Agreement dated as of March 15, 2005, by and between Vistula Communications Services, Inc., MRS Partners LLC, Manuel Vierra, Pepper Snyder, Steven Ziswassser, Seymour Ziswasser and Kirk Rossman.	Form 8-K	March 21, 2005	10.1

10.29	Distribution and Marketing Agreement by and between Vistula Communications Services, Inc. and Telstra Europe Limited dated as of April 1, 2005.	Form 8-K	April 4, 2004	10.1

10.30*	Vistula Communications Services, Inc. Amended and Restated 2004 Stock Incentive Plan.	Form 10-QSB	August 15, 2005	10.1

10.31*	Consulting Agreement dated August 17, 2005 with Executive Management Services Limited.	Form 8-K	August 18, 2005	10.1

10.32	Form of Warrant Exercise Agreement.	Form 8-K	October 7, 2005	4.1

10.33	Form of Warrant.	Form 8-K	October 7, 2005	10.1

10.34	Registration Rights Agreement dated October 3, 2005.	Form 8-K	October 7, 2005	10.2

10.35	Consultant, Representative and Professional Services Agreement dated December 13, 2005 with Quest Telecommunications, Inc.	Form 8-K	December 19, 2005	10.1

10.36*	Employment Agreement with Ian Cope dated January 5, 2006.	Form 8-K	January 10, 2006	10.1

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.37	Financial Advisory Agreement with Indigo Ventures LLC dated January 27, 2006	Form 8-K	January 31, 2006	10.1

10.38	Subscription Agreement by and between Vistula Communications Services, Inc. and Indigo Investments I LLC dated March 30, 2006	Form 10-KSB	March 31, 2006	10.42

10.39	Loan and Security Agreement by and between Vistula Communications Services, Inc. and Indigo Investments I LLC dated March 30, 2006	Form 10-KSB	March 31, 2006	10.43

10.40	Revolving Loan Note issued by Vistula Communications Services, Inc. to Indigo Investments I LLC on March 30, 2006	Form 10-KSB	March 31, 2006	10.44

10.41	Common Stock Purchase Warrant issued by Vistula Communications Services, Inc. to Indigo Investments I LLC on March 30, 2006	Form 10-KSB	March 31, 2006	10.45

10.42*	Employment Agreement with J. Keith Markley dated April 11, 2006	Form 8-K	April 14, 2006	10.1

10.43	Stock and Warrant Purchase Agreement by and among Vistula Communications Services, Inc. and the Investors named therein dated May 19, 2006	Form 8-K	May 22, 2006	99.2

10.44	Registration Rights Agreement by and among Vistula Communications Services, Inc. and the Investors named therein dated May 22, 2006	Form 8-K	May 22, 2006	99.3

10.45	Form of Investor Common Stock Purchase Warrant	Form 8-K	May 22, 2006	99.4

10.46	Form of Placement Agent Common Stock Purchase Warrant	Form 8-K	May 22, 2006	99.5

10.47	Placement Agency Agreement by and between Vistula Communications Services, Inc. and CRT Capital Group LLC dated May 19, 2006	Form 8-K	May 22, 2006	99.6

10.48	Registration Rights Agreement dated as of June 7, 2006 between Vistula Communications Services, Inc. and NetYantra Inc.	Form 8-K	June 13, 2006	2.3

10.49	Amendment to Employment Agreement of John Keith Markley dated August 1, 2006	Form 8-K	August 3, 2006	10.1

10.50	Share Purchase Agreement dated as of October 11, 2006 by and between Vistula Communications Services, Inc. and Scott Lee Goodwin	Form 8-K	October 11, 2006	10.1

10.51	Agreement and General Release between the Company and John Keith Markley dated as of December 15, 2006	Form 8-K	December 18, 2006	99.1

10.52	Form of Incentive Stock Option under Vistula Communications Services, Inc.’s Amended and Restated 2004 Stock Incentive Plan	Form 8-K	February 9, 2007	10.1

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-KSB	Form	Filing Date	Exhibit No.
10.53	Form of Non-Statutory Option under Vistula Communications Services, Inc.’s Amended and Restated 2004 Stock Incentive Plan		Form 8-K	February 9, 2007	10.2

10.54	Supplemental Agreement dated as of February 12, 2007 by and between Vistula Communications Services, Inc. and Scott Lee Goodwin		Form 8-K	February 16, 2007	10.1

10.55	Securities Purchase Agreement dated April 6, 2007		Form 8-K	April 9, 2007	10.1

10.56	Registration Rights Agreement dated April 6, 2007		Form 8-K	April 9, 2007	10.2

10.57	Placement Agent Agreement dated March 16, 2007		Form 8-K	April 9, 2007	10.3

10.58	Placement Agent Agreement dated April 5, 2007		Form 8-K	April 9, 2007	10.4

10.59	Escrow Agreement dated April 6, 2007		Form 8-K	April 9, 2007	10.5

10.60	Purchase Agreement dated March 24, 2007	X

21.1	List of Subsidiaries of the Registrant.		Form SB-2	December 30, 2005	21.1

31.1	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X

31.2	Certification by Jared P. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by our prior principal accountant Vitale, Caturano & Company, Ltd. (“Vitale”) and our successor accountant, PKF, Certified Public Accountants, A Professional Corporation (“PKF”), for the years ended December 31, 2006 and December 31, 2005, were:

	2006	2005
Audit and quarterly reviews, PKF	$159,011	$85,000
Audit Related, PKF	25,000	—
Audit, Vitale	—	74,964
Audit Related, Vitale	—	18,802
Tax, PKF	8,500	4,000
All Other	—	—
Total	$192,511	$182,766

The Audit fees for the years ended December 31, 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company as well as audits and quarterly reviews.

The Audit Related fees for the years ended December 31, 2006 and 2005 were for professional services rendered in connection with consents and assistance with review of registration statements filed with the Securities and Exchange Commission (“SEC”), for consultations concerning financial accounting and reporting standards, and audits of the business acquired on October 11, 2006.

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

None of the services provided by our independent registered public accounting firm for the year ended December 31, 2006 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTULA COMMUNICATIONS SERVICES, INC.

By:	/s/ Rupert Galliers-Pratt
Rupert Galliers-Pratt
Title: President, Chief Executive Officer and Chairman of the Board of Directors
Date: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rupert Galliers-Pratt
Rupert Galliers-Pratt
Title: President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date: April 17, 2007

By:	/s/ Jared P. Taylor
Jared P. Taylor
Title: Chief Financial Officer (principal financial and accounting officer)

Date: April 17, 2007

By:	/s/ J. Marcus Payne
J. Marcus Payne
Title: Director
Date: April 17, 2007

By:	/s/ Anthony Warrender
Anthony Warrender
Title: Director
Date: April 17, 2007

By:	/s/ Jack Early
Jack Early
Title: Director
Date: April 17, 2007