Form 10QSB
period 2007-03-31
Vistula Communications Services, Inc.
filed 2007-05-22
CIK 1288518

10QSB 1 a06-9960_110qsb.htm QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(D)

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 18, 2007, there were 66,964,898 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one):         Yes   ☐       No    ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(*)           All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at December 31, 2006, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of December 31, 2006 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-KSB (File No. 000-50758), which was filed with the Securities and Exchange Commission on April 17, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Balance Sheets as of March 31, 2007 and
December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,880	$195,223
Accounts receivable	185,554	157,517
Prepaid expenses and other current assets	371,621	313,352
Assets held for sale	—	110,527
Total current assets	559,055	776,619

Property and equipment, net	399,503	444,999
Deferred financing costs	259,660	330,476
Intangible assets	24,212,021	25,629,870
Other assets	20,289	20,254
Total Assets	$25,450,528	$27,202,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,633,071	$1,039,875
Accrued expenses	2,043,602	1,379,113
Shares subject to put option	2,500,000	2,500,000
Deferred revenue	—	160,685
Convertible promissory note to related party	175,000	175,000
Notes payable	163,542	204,073
Convertible debentures	5,936,911	—
Total current liabilities	12,452,126	5,458,746
Convertible debentures	—	5,830,634
Total liabilities	12,452,126	11,289,380

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,964,898 shares issued and outstanding	66,964	66,964
Additional paid-in capital	52,447,461	52,089,738
Accumulated deficit	(39,375,264)	(36,107,104)
Cumulative translation adjustment	(140,759)	(136,760)

Total stockholders’ equity	12,998,402	15,912,838

Total Liabilities and Stockholders’ Equity	$25,450,528	$27,202,218

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Operations for the
Three Months ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Telecommunications	$51,936	$319,419
Contracted services	234,539	—
Total revenues	286,475	319,419

Cost of revenues:
Telecommunications	103,148	351,513
Contracted services	131,192	—
Total cost of revenues	234,340	351,513

Gross margin (loss)	52,135	(32,094)

Operating expenses:
Selling, general and administrative expenses	1,461,476	3,734,401
Depreciation and amortization	1,482,166	27,555
Research and development	65,971	78,624
Total operating expenses	3,009,613	3,840,580

Loss from operations	(2,957,478)	(3,872,674)

Interest expense, net	(310,682)	(315,103)

Net loss	$(3,268,160)	$(4,187,777)

Weighted-average basic and diluted shares outstanding	66,964,898	33,339,898

Basic and diluted net loss per common share	$(0.05)	$(0.13)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Stockholders’ Equity for the
Three Months ended March 31, 2007
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Adjustment	Equity	Loss
Balance, December 31, 2006	66,964,898	$66,964	$52,089,738	$(36,107,104)	$(136,760)	$15,912,838
Amortization of stock compensation			357,723			357,723
Net loss				(3,268,160)		(3,268,160)	$(3,268,160)
Change in cumulative translation adjustment					(3,999)	(3,999)	(3,999)
Balance, March 31, 2007	66,964,898	$66,964	$52,447,461	$(39,375,264)	$(140,759)	$12,998,402	$(3,272,159)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Cash Flows for the
Three Months ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,268,160)	$(4,187,777)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,482,166	128,865
Non-cash expense pursuant to financial advisory agreement	—	1,875,000
Non-cash compensation expense	357,723	82,766
Non-cash interest expense	177,093	169,697
Company expenses paid by stockholder recorded as due to stockholder	—	75,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(25,083)	(692)
Prepaid expenses and other current assets	31,689	352,721
Increase (decrease) in:
Accounts payable	611,610	295,455
Accrued expenses	638,189	29,375
Deferred revenue	(156,359)	—
Net cash used in operating activities	(151,132)	(1,179,590)

Cash flows from investing activities:
Purchases of property and equipment	—	(55,010)
Net cash used in investing activities	—	(55,010)

Cash flows from financing activities:
Payment on notes payable	(40,719)	(100,000)
Proceeds from revolving credit agreement	—	1,000,000
Proceeds from exercise of stock options	—	75,000
Payments on due to stockholder	—	(75,000)
Net cash (used in) provided by financing activities	(40,719)	900,000

Effect of exchange rates on cash	(1,492)	2,807

Net decrease in cash and cash equivalents	(193,343)	(331,793)
Cash and cash equivalents, beginning of period	195,223	553,127

Cash and cash equivalents, end of period	$1,880	$221,334

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,201	$149,838

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Assets held for sale in exchange for prepaid services	$92,116	$—

Issuance of common stock pursuant to financial advisory agreement	$—	$1,875,000

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Vistula Communications Services, Inc. (“Vistula” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the Company’s audited annual financial statements for the fiscal year ended December 31, 2006 and the footnotes thereto. Those audited financial statements are included in the Company’s Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007.

The consolidated financial statements include the accounts of Vistula Communications Serives, Inc., Vistula Limited, Goodman Blue Limited, Vistula USA, Inc., Vistula Communications Services (Pty) Ltd., Cardlink Services Limited and Vistula Telecom Limited collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company uses the United States dollar as its reporting currency. The British pound is the functional currency of its wholly-owned subsidiaries, Vistula Limited and Goodman Blue Limited. Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which are in effect during the period. Translation adjustments are accumulated in other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet.

Going Concern

The report of the Company’s independent registered public accounting firm on its audited consolidated financial statements as of December 31, 2006 and for the year then ended included a discussion on the Company’s ability to continue as a going concern. The consolidated financial statements shown for the period ended March 31, 2007, have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,268,160 for the period ended March 31, 2007 and had an accumulated deficit of $39,375,264 at March 31, 2007. Further, the Company had cash of $1,880 and a working capital deficit at March 31, 2007 of $11,893,071. These factors among others may indicate that the Company will be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing arrangements, to obtain additional financing as may be required, and ultimately to attain profitability. To address these issues in part, the Company raised $2,500,000 in gross proceeds on April 6, 2007, which has been used to satisfy a portion of the Company’s then outstanding payables and to fund working capital requirements for the launch of the V-Cube™ product through a United Kingdom distributor, Northamber PLC (“Northamber”). See Note 15 to the financial statements in Item 1 for a description of this convertible note and warrant financing. The Company remains dependent upon Northamber to meet its forecasted sales figures to its customers for the balance of 2007, in order to meet the Company’s cash needs during this period. However, the Company no longer expects to generate revenue from the Northamber arrangement in the second fiscal quarter of 2007. In order for Northamber to be successful in meeting the forecast it provided to the Company, the Company must be able to support the demand for large volumes of new user installations from Northamber and its customers. As discussed in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Item 2 the Company still anticipates that the majority of the revenue for the final three fiscal quarters of 2007 will be derived from the Northamber distribution agreement and that the Company will be able to develop and implement cost controls and successfully negotiate significant reductions and delayed payments of material amounts owed to creditors, in order to conserve cash. The Company’s management is in the process of attempting to raise additional capital to remedy the now expected cash shortfall for the second fiscal quarter and anticipates the availability of this capital by the middle of June 2007. However, there is no assurance that the Company will be able to generate sufficient funds from the sales by the distributor, identify sufficient savings from its development and implementation of cost controls to conserve cash, nor is there any guarantee in the amount or timing of successfully closing on additional capital to continue as a going concern.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts from the three-month period ended March 31, 2006 have been reclassified to conform with the current presentation.

(2)           Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the period ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at the end of each reporting period.

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

As a result of the adoption of SFAS 123R the Company recognized $357,723 in stock-based compensation expense for the three months ended March 31, 2007.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three-months Ended March 31, 2007	Three-months Ended March 31, 2006

Employee and director stock option grants:

Selling, general and administrative	$364,759	$60,103

Non-employee consultants stock option grants and restricted stock awards:

Selling, general and administrative *	($7,036)	22,663

Total stock-based compensation	$357,723	$82,766

 * The amount recognized for non-employee consultants is a result of the re-measurement of the fair value using the Black-Scholes option-pricing model at the end of the reporting period. The result is an adjustment to the expense recognized since the date of the option grant to the end of the reporting period for the unvested portion of the option grants. As a tranche of options vest each tranche is re-measured and adjusted as of the vesting date and is not re-measured or adjusted after the vesting date.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2007	2006
Expected volatility	80%	80%
Risk-free interest rate	4.80%	4.45%
Expected life (years)	5	5
Forfeitures	0%	0%
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of March 31, 2007 as the Company believes that forfeitures to date are not representative of likely future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.21 and $0.95, respectively.

A summary of stock option activity as of March 31, 2007, and changes during the three-month period then ended, is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	11,712,300	$1.24	8.9	$2,850
Granted	115,000
Expired	(201,250)
Outstanding at March 31, 2007	11,626,050	$1.24	8.7	$900
Exercisable at $0.05 at March 31, 2007	15,000	$0.05	2.1	$900
Exercisable at $0.32 at March 31, 2007	28,750	$0.32	9.9
Exercisable at $0.45 at March 31, 2007	1,727,000	$0.45	8.4
Exercisable at $1.18 to $1.50 at March 31, 2007	4,955,967	$1.41	8.8

The Company granted options to purchase up to 115,000 shares of common stock to certain officers and employees. All of the options have an exercise price of $0.32 per share which represents the closing price of the Company’s common stock on February 2, 2007 as reported on the Over the Counter Bulletin Board and an expiration date of February 5, 2017. The options were granted as compensation for employment. The options are immediately exercisable with respect to 25% of the total option shares purchasable thereunder. Thereafter, the options will vest and become exercisable for an additional 25% on the last day of each year after the date of grant, so that the options shall be fully vested on the third anniversary of the date of grant. All of the above options will accelerate in full upon a change of control. The options granted are evidenced by the Company’s standard form of the incentive stock option agreement.

There were no options exercised during the three months ended March 31, 2007. During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $937,500 and the total amount of cash received from exercise of these options was $75,000. The total grant-date fair value of stock options that vested during the three months ended March 31, 2006 was $47,500.

As of March 31, 2007, there was approximately $3,226,984 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of 3.6 years. The Company expects 4,899,333 unvested options to vest in the future.

(3)           Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three-month periods ended March 31, 2007 and 2006 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)           Balance Sheet Detail

Accrued expenses at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

Professional fees	$736,164	$598,820
Payroll and payroll related	610,137	384,257
Interest	287,806	158,743
Due in relation to sale of contracts	158,785	—
Value added tax	69,237	51,660
Directors’ fees	50,425	12,300
Termination costs	46,462	90,040
Travel	39,606	34,331
Repairs and maintenance	—	15,047
Printing	—	10,750
Other	44,980	23,165
	$2,043,602	$1,379,113

(5) Intangible Assets

The Company recorded the acquisition of the V-Cube™ IP-PBX platform software and associated intellectual property as an intangible asset in June 2006 amounting to $26,279,189 ($8,800,000 in cash, 14,000,000 shares at $1.22 per share, and the outstanding prepaid royalty amount of $399,189). The asset is being amortized over a five year estimated useful life beginning on July 1, 2006, which coincides with the first V-Cube™ product launch by one of the Company’s customers. At March 31, 2007 the net carrying value of this intangible asset was $22,337,310. Amortization expense for the three-month period ended March 31, 2007 was approximately $1,314,000.

The Company recorded the acquisition of the Order-to-Cash (“O2C”) software as an intangible asset in October 2006 amounting to $2,077,777, including acquisition costs of $62,643. The O2C asset is being amortized over a five year estimated useful life beginning on October 11, 2006. At March 31, 2007 the net carrying value of the O2C intangible asset was $1,874,711. Amortization expense for the three-month period ended March 31, 2007 was approximately $104,000.

In accordance with SFAS No. 142, intangible assets must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if the intangible assets implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, a historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests on an annual basis in conjunction with the Company’s fiscal year end. Intangible assets are being amortized over their estimated useful lives.

(6) Comprehensive Loss

For the three-month periods ended March 31, 2007 and 2006, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments. Comprehensive loss was $3,272,159 and $4,178,992 for the three months ended March 31, 2007 and 2006, respectively.

(7)           Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of convertible debt and outstanding stock options. As there was a net loss for the three-month period ending March 31, 2007, 11,626,050 outstanding stock options, 24,778,725 outstanding warrants, and 8,399,999 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive. As there was a net loss for the three-month period ending March 31, 2006, 8,803,000 outstanding stock options (including 6,350,000 options the Company’s shareholders ratified by an amendment to the 2004 Stock Incentive Plan on July 17, 2006), 9,962,025 outstanding warrants, and 8,399,999 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

(8)         Convertible Debentures and Warrant Financing

On February 18, 2005 and March 4, 2005, the Company sold convertible debentures maturing three years from issuance in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of common stock, at an exercise price of $1.00 per share to accredited investors. Of the $8,400,000 aggregate principal amount of convertible debentures sold, through March 31, 2007, $2,100,000 in outstanding principal has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods, with $6,300,000 in principal remaining outstanding at March 31, 2007. In the Company’s consolidated balance sheet at March 31, 2007, the remaining principal of $6,300,000 has been reduced by unamortized debt discount of $363,089.

The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The Company is not permitted to prepay any portion of the principal amount of any of the debentures without the prior consent of the holder thereof. The debentures are convertible at the option of the holders into shares of common stock at any time at an initial conversion price of $0.75 per share. Except in the case of certain exempted issuances, in the event the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the debentures, the conversion price of the debentures will be reduced to that lower price per share. The Company has agreed to certain restrictions under the terms of the debentures, including a prohibition on the payment of cash dividends to stockholders while any of the debentures are outstanding. Upon the occurrence of an event of default under the debentures, an amount equal to (i) 130% of the then outstanding principal amount, plus any accrued and unpaid interest thereon, or (ii) the product of the then outstanding principal amount, plus any accrued and unpaid interest thereon, times the ratio obtained by dividing the conversion price of the debentures and the market price of the Company’s common stock, whichever is greater, will, at the holder’s option, become immediately due and payable in cash along with any other amounts, costs, expenses or liquidated damages then due in respect of such debentures. Upon an event of a default, the interest rate on the debentures will also be increased to 18% per annum. The Company obtained waivers from the outstanding debenture holders which waived any event of default and any late fees, including those associated with interest payments due on December 31, 2006 and March 31, 2007, provided the Company paid the interest payments due on December 31, 2006 and March 31, 2007, in full on or before April 13, 2007. The Company paid the interest payments on April 9, 2007.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having the Company withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, the Company would receive no proceeds from the sale of its common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of common stock. As of March 31, 2007, the Company had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

The exercise price is subject to adjustment in the event of certain issuances of new securities. Specifically, except in the case of certain exempted issuances, if the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price per share. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. In connection with the two closings of the private placement, the Company paid $802,500 in fees and issued a warrant to purchase up to 802,500 shares of common stock (exercisable at $1.00 per share) to the placement agent.

Warrant Exercise Agreements. In October 2005, the Company entered into several warrant exercise agreements with holders of warrants issued in the private placement that closed in the first quarter of 2005. Pursuant to these agreements, the Company issued to these holders new common stock purchase warrants exercisable for a number of shares equal to the number of shares they purchased upon exercise of the warrants issued to them in the private placement. These new warrants have an exercise price of $1.50 per share. The Company received aggregate proceeds of $3,190,499 in connection with the exercise of the prior warrants, and issued new warrants, which expire five years after the issue date, to purchase an aggregate of 3,190,499 shares of common stock (plus an additional warrant with an exercise price of $1.50, which expires five years after the issue date, to purchase 159,525 shares of common stock to a placement agent who assisted with the transaction). The shares of common stock underlying these warrants have been registered for resale with the SEC. As a condition for each debenture holder executing a waiver for the April 6, 2007 financing as discussed herein, the Company agreed to reduce the exercise price of the replacement warrants to $1.00 per share and provide the same anti-dilution protection as contained in the warrants issued in connection with the debenture financing.

(9)          Purchase of Software and Intellectual Property

On June 7, 2006, the Company completed the acquisition of certain assets of NetYantra, Inc. (“NetYantra US”) and NetYantra India Pvt. Ltd. (“NetYantra India”, with NetYantra US and NetYantra India being hereinafter referred to collectively as “NetYantra”) for an aggregate purchase price of $8,800,000 in cash, 14,000,000 shares of the Company’s common stock (the “Share Consideration”) and the outstanding prepaid amount ($399,189) for royalties due on future net revenues that was paid under the terms of the distribution and marketing agreement that had previously been in place between the Company and NetYantra. The acquisition was made pursuant to an Asset Purchase Agreement by and among Vistula, NetYantra US and NetYantra India dated April 28, 2006, as amended on May 11, 2006 and further amended on June 7, 2006 (the “Purchase Agreement”). The acquired assets include NetYantra’s VoIP IP-PBX platform software and associated intellectual property. The Company had previously distributed this software as its V-Cube™ VoIP IP-PBX platform offering under a Distribution and Marketing Agreement with NetYantra.

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

Although a mutually satisfactory services agreement has not yet been executed, NetYantra had been performing services for the Company since June 7, 2006. As of March 31, 2007 the Company had made cash payments of $463,968 for the services provided from June 7, 2006 through November 2006. As of March 31, 2007 $280,000 was accrued for services provided for December 2006 through March 31, 2007 and for services provided to the Company by one of the authors of the V-Cube who was also a principal of NetYantra, all of which was paid on April 25, 2007 to the author and principal who provided services as the Company was informed NetYantra’s operations had been closed. The Company continues to receive services provided by the principal and consultants under terms separately from NetYantra.

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

(10)       Stock and Warrant Purchase Agreement

On May 22, 2006, sold 16,300,000 units consisting of one share of common stock and eight-tenths of one warrant to acquire one share of common stock to accredited investors. The effective purchase price of the units was $1.00 per unit. In exchange for the units sold, the Company received gross cash proceeds of $16,300,000. The Company issued warrants for 13,040,000 common stock shares, exercisable until May 22, 2011 at an exercise price of $1.00 per share. In connection with the private placement, the Company paid $978,000 in fees and issued 1,467,000 common stock warrants (exercisable at $1.00 per share) to the placement agent.

The Company realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15,200,000. The Company used a portion of these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube™ IP-PBX platform as described in Note 9 ($8,800,000).

The Company agreed to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the warrants. A registration statement was filed on June 30, 2006 and initially became effective on July 14, 2006. The Company is required to use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date when all the registrable securities covered by the registration statement have been sold or are freely saleable and the second anniversary of the closing. In the event that the registration statement ceases to remain effective, the Company is obligated to make cash payments in the nature of liquidated damages up to a limit of 10% of the purchase price of the units.

 (11)          Business Acquisition

On October 11, 2006, the Company acquired all outstanding shares of Goodman Blue Limited, a UK company, from its sole shareholder, Scott Lee Goodwin (“Goodwin”), for 2,500,000 common shares, subject to an option on the part of Goodwin to require the Company to repurchase the shares at $1.00 per share. On February 12, 2007, the Company and Goodwin amended the share purchase agreement to provide that: (i) Goodwin shall have the option to require the Company to purchase 1,400,000 of the Consideration Shares for $1,400,000 (the “First Put Option”); and (ii) Goodwin shall have the option to require the Company to purchase 1,100,000 of the Consideration Shares for $1,100,000 (the “Second Put Option”). In response to a purported exercise of the First Put Option on April 25, 2007, since retracted, the parties reached a supplemental agreement deferring the time for exercise of the First Put Option and Second Put Option to the period beginning on December 1, 2007 and ending on December 31, 2007 in consideration of the payment to Goodwin of approximately $110,000 and the engagement of Goodwin for consulting services to be provided to the Company’s subsidiary, Goodman Blue Limited. The terms of our currently outstanding notes prohibit the redemption of shares of our common stock without the note holders consent.

The Company recorded the acquisition of the Order-to-Cash (“O2C”) software as an intangible asset in October 2006 amounting to $2,077,777, including acquisition costs of $62,643. At March 31, 2007 the net carrying value of the O2C intangible asset was $1,874,711. Amortization expense for the three-month period ended March 31, 2007 was approximately $104,000.

(12)       Commitments and Contingencies

On December 13, 2005, the Company entered into a Consultant, Representative and Professional Services Agreement with Quest Telecommunications, Inc. (“Quest”). Under this agreement, the Company appointed Quest as an independent advisor and the Company’s exclusive representative in the geographic areas of Vietnam, Cambodia, Malaysia and Turkey (and any other areas to which the Company and Quest agree in writing). Under this agreement, the Company paid Quest $50,000 in consideration for Quest’s assistance relating to the execution by the Company and Saigon Post and Telecommunications Services Corporation (“SPT”) of a memorandum of understanding and pilot license agreement with respect to the V-Cube™. The Company entered into a distribution and marketing agreement with SPT with respect to the V-Cube™ on July 3, 2006. Upon signing this agreement, the Company is obligated to issue to Quest 300,000 shares of the Company’s common stock and to pay to Quest $150,000 in cash, plus a continuing commission of thirty percent of the license fees received from SPT in connection with the licensing and distribution of the V-Cube™ in the above-mentioned geographic areas (net of sales, use and value added taxes, if any, payable by the Company in connection with such license fees). Although the agreement with SPT has been signed, the Company does not expect to pay the $150,000 in cash or continuing commission of thirty percent of the license fees received from SPT due to SPT’s indication to enter into license purchase and maintenance agreement in lieu of the distribution and marketing agreement and a reported delay in SPT’s ability to launch the product due to the local government’s approval process, therefore the $150,000 due has not been recorded in the financial statements.

(13)         Indemnification

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

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally distributors, agents, or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. In addition, the Company has agreed to indemnify the investors in the convertible debenture financing described in Notes 8 and 10 against certain losses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

(14)         Convertible Promissory Note to Related Party

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

(15)        Subsequent Events

Private Placement

On April 6, 2007, the Company completed a private placement of convertible notes and warrants pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”). The Investors purchased convertible notes in the aggregate principal amount of $2,500,000 and warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The private placement resulted in gross proceeds of $2,500,000. The investors will also receive an aggregate of 5,000,000 shares of our common stock, which shares will be transferred from Executive Management Services Limited (“EMS”), an entity of which Mr. Galliers-Pratt, is a beneficiary, to the investors, EMS is receiving no consideration for the transfer. It is an event of default under the terms of the convertible notes if these 5,000,000 shares were not delivered to the investors by April 27, 2007. These shares have been released from a European custodian and sent to EMS' business office in the British Virgin Islands for processing and will be transferred to the investors immediately upon receipt by the Company’s counsel. The Company has notified the investors of these delays in effecting the transfer.

The Company granted each of the Investors a participation right whereby they may each elect to purchase all or a portion of securities sold in certain future financings. The participation right expires on the first anniversary of the closing date.

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

Under the terms of the Securities Purchase Agreement, the Company is prohibited from engaging in certain types of financing transactions. In particular, for a period of 45 days after the date the initial registration statement covering the shares underlying the notes and warrants is first declared effective by the SEC (which the Company must file pursuant to a Registration Rights Agreement, as further described herein), the Company may not issue shares of common stock or common stock equivalents except pursuant to conversion or exercise of convertible securities or outstanding rights to acquire common stock that were outstanding on or prior to the closing date. Also, until such time as no Investor holds any of the notes, warrants or shares of common stock underlying the notes or warrants, the Company may not issue securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of the Company’s common stock at a conversion, exercise or exchange price, as applicable, that is (i) determined based on the market price of the Company’s common stock at any time after the issuance of such securities, or (ii) is subject to reset upon the occurrence of events directly or indirectly related to the Company’s business or the market for the Company’s common stock. The Company is also prohibited from entering into any agreement providing for the sale of securities at a price determined at a future time.

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

The notes are convertible at the option of the holders into shares of the Company’s common stock at any time at an initial conversion price of $1.00 per share. Except in the case of certain exempted issuances, in the event the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the notes, the conversion price of the notes will be reduced to that lower price per share.

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

If, after the effectiveness of the registration statement, (i) the market price for any period of 20 consecutive trading days exceeds $2.50, (ii) the average daily trading volume for the Company’s common stock for such period exceeds 100,000 shares and (iii) the Investor is not in possession of any information that constitutes, or might constitute, material non-public information which was provided by us, then the Company may, within 1 trading day of the end of such period, call for cancellation of all or any portion of the warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per share.

The Company agreed to register for resale under the Securities Act of 1933, as amended, the shares underlying the notes and warrants and the bonus shares pursuant to a Registration Rights Agreement between the Company and the Investors dated April 6, 2007. On May 7, 2007, the Company filed with the SEC a registration statement covering the resale of a number of shares of common stock equal to 120% of the shares issuable upon conversion and exercise in full of the notes and warrants as of the date of filing of the registration statement plus the bonus shares. The registration statement covering these shares must be declared effective by the SEC no later than July 5, 2007 (or in the event there is a review, no later than August 4, 2007). In the event that it is not declared effective within the timeframes specified by the Registration Rights Agreement, the Company will be required to pay to the Investors liquidated damages equal to 1.5% per month (but pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the notes and warrants until the registration statement is declared effective, as applicable.

If, at any time, the number of shares issuable upon conversion and exercise in full of the notes and warrants exceeds 100% of the number of shares then registered (e.g., due to adjustments in the conversion price of the notes or exercise price of the warrants), the Company will be required to file an additional registration statement covering the excess shares. The Company will have to file the additional registration statement on the earliest practicable date, and the additional registration statement must be declared effective by the SEC not later than the 60th calendar day, following the date the 100% threshold is exceeded. If the Company does not file the registration statement or the registration statement is not declared effective within these time frames, the Company will be required to pay to the liquidated damages as described in the preceding paragraph.

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

Sale of Switching Equipment

The Company entered into an Agreement on April 13, 2007, whereby it sold its wholesale voice switching equipment (“Switch”) located in the United Kingdom used in the Company’s wholesale voice services business in exchange for the buyer (i) assuming the co-location lease and all associated costs, including, without limitation the costs of the circuits, power, and running the switching equipment (ii) operating the Switch, (iii) allowing the Company to use the switch for three years at no cost to the Company and (iv) assuming any billing processes previously performed by one of the Company’s employees, who will continue to be available to the Company. The Agreement was retroactive to January 1, 2007.

Extension of Put Option

In response to a purported exercise of the First Put Option on April 25, 2007, since retracted, the parties reached a supplemental agreement deferring the time for exercise of the First Put Option and Second Put Option to the period beginning on December 1, 2007 and ending on December 31, 2007 in consideration of the payment to Goodwin of approximately $110,000 and the engagement of Goodwin for consulting services to be provided to the Company’s subsidiary, Goodman Blue Limited.

Consulting Agreement with Jack Early

On May 16, 2007, the Company entered into a consulting agreement with Jack Early, a director, relating to Mr. Early’s serving as the Company’s chief operating officer. Under the consulting agreement, the Company will pay Mr. Early an initial fee of $15,000 for services performed during the period from May 16, 2007 through May 31, 2007, which fee shall be payable on June 1, 2007. After June 1, 2007, Mr. Early will be paid fees at the rate of $10,000 per month which shall be payable in arrears in bi-monthly installments on the dates on which the Company makes its payroll payments during the term of the consulting agreement. In addition, the consulting agreement provides for the grant to Mr. Early of a non-statutory stock option to purchase up to 250,000 shares of the Company’s common stock. The board of directors approved this grant and the other terms of the consulting agreement based on a recommendation from the Company’s compensation committee and fixed the exercise price per share at $0.06, which represents the closing price of the Company’s common stock on May 15, 2007 as reported on the Over the Counter Bulletin Board.

The option is exercisable for five years from the date of grant and shall vest and become exercisable with respect to 150,000 shares of common stock on December 31, 2007 and shall vest and become exercisable with respect to the remaining 100,000 shares of common stock on December 31, 2008, provided, in each case, that Mr. Early is an officer or director of the Company on such vesting date.

In connection with his appointment as chief operating officer, Mr. Early has resigned as a member of the compensation committee and the nominating committee of the board of directors.

Effective upon the appointment of Mr. Early, Ian Cope resigned his position as the Company's chief operating officer and was appointed to the newly created position of chief technology officer.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 000-50758).

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

Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report, this section, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No.000-50758), including but not limited to the section therein entitled “Factors Affecting Future Performance.”

In addition to the risks and uncertainties faced generally by participants in the telecommunication industry, we face the following risks and uncertainties:

•	Our immediate future revenues and cash flow are dependent upon one distributor in the United Kingdom.

•	If we do not obtain a substantial amount of additional financing and/or concessions from creditors, we may have to curtail or suspend operations.

•	We may not be able to accurately forecast future results.

•	We may continue to lose money on our operations.

•	If we fail to establish the Vistula and Goodman Blue brands or to attract repeat customers, we may not be able to increase our revenues sufficiently to fund our operations.

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

•	Intellectual property infringement claims against us or any of our subsidiaries, even without merit, could require us to enter into costly licenses or deprive us of the technology we need.

•	Failure to protect our intellectual property rights could have a material adverse effect on our business.

•	If our products contain defects, then our sales are likely to suffer, and we may be exposed to legal claims.

•	Compliance with changing corporate governance and public disclosure regulations may result in additional expense.

•	Our executive officers, directors and principal stockholders have substantial holdings, which could delay or prevent a change in corporate control favored by our other stockholders.

•	Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

•	We may be subject to litigation.

Because of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis which could materially adversely affect our business, financial condition and operating results.

Overview

Vistula Communications Services, Inc. (“VCS”, the “Company” or “we”) has four wholly-owned subsidiaries: Vistula Limited (“Vistula”), Vistula USA, Inc. (“Vistula USA”), Goodman Blue Limited (“Goodman Blue”) and Cardlink Services Limited (“Cardlink”), and has one subsidiary that is 60% owned, Vistula Communications Services SA (Pty) Ltd. (“Vistula SA”) (of these, principal operations are carried out through Vistula, Vistula USA and Goodman Blue as the other subsidiaries are dormant). Through Vistula and Goodman Blue we currently provide value-added telecommunications services (including direct and partner voice routing services) to Tier 1 and Tier 2 telecommunication carriers and transit operators. Beginning in the first quarter of 2005, through Vistula, Vistula USA, and Vistula SA we began to market our V-Cube™ Voice over Internet Protocol, or “VoIP,” IP-PBX software platform to telecommunications carriers, ISPs, large corporations and SMEs, throughout the world. The V-Cube™ platform is a uniquely feature-rich IP-PBX, that facilitates full contact communication services including voice, video, conferencing, call center, multi/sub-domain and unified messaging across both enterprise and public networks.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

Results of Operations

Revenues for the three-month period ended March 31, 2007 were $286,475, a decrease of 10.3% compared to the $319,419 in revenues in fiscal 2006. Revenues for the three-month period ended March 31, 2007 for wholesale traffic decreased by $288,982, a decrease of 90.5% compared to the $319,419 in revenues for wholesale traffic in 2006. The decrease is primarily attributable to our cash position which limited our ability to pay vendors who in turn would not provide traffic routes which would allow us to generate traffic for revenue purposes. The decrease in wholesale traffic was mostly offset by an increase in revenue from contracted services for the three-month period ended March 31, 2007 of $234,539 for services provided under a contract agreement to support our O2C software portal. The revenue increase recorded for software licenses is mainly attributable to a single sale for use of our O2C software license. Minimal revenue has been recognized for the V-Cube™ product offering although we commenced the V-Cube™ product offering in the UK, Venezuela, and Argentina.

Cost of revenues for the three-month period ended March 31, 2007 were $234,340, a decrease of 33.3% over the $351,513 in fiscal 2006. The decrease is primarily attributable to a reduction in wholesale traffic due to our cash position which limited our ability to pay vendors who in turn would not provide traffic routes which would allow us to generate traffic. The decrease in costs of wholesale traffic was mostly offset by an increase in costs experienced from contracted services for the three-month period ended March 31, 2007 of $131,192 for services provided under a contract agreement to support our O2C software portal. Engineering costs classified as cost of revenues pertaining to wholesale traffic for the period ended March 31, 2007 of $32,080 decreased 24.7% as compared to the same period in fiscal 2006. The decrease is mainly due to expenditures pertaining to staff support of the wholesale business.

Gross margin (loss) increased to 18.2% for the period ended March 31, 2007 from (10.0%) for the period ended March 31, 2006. The increase is due to contracted services being provided by the staff of Goodman Blue to support the software license contract sold to a third party. The reduction in staff levels for the wholesale traffic business also contributed to the increase in margin.

Selling, general and administrative costs for the period ended March 31, 2007 were $1,461,476, a decrease of 60.9% compared to the $3,734,401 in fiscal 2006. During the period ended March 31, 2007, we incurred increased compensation for employees due to non-cash options expenses and increases experienced consultants fees. Non-cash decreases were due to the one time issuance of 1,500,000 shares per the Indigo advisory agreement for $1,875,000 in the first quarter of 2006 as described below under Other Arrangements and Obligations and a decrease in non-cash expenses due to a consulting agreement. Other decreases experienced were in expenses related to support fees for a consumer IP product no longer in use, investment fees, promotional and marketing fees, professional fees, repairs and maintenance fees, and travel expenses.

Depreciation and amortization expenses for the period ended March 31, 2007 were $1,482,166, an increase of 5,279% over the $27,555 in fiscal 2006. During the period ended March 31, 2007, we recorded decreased depreciation for equipment which was impaired as of December 31, 2006. During the period ended March 31, 2007, we recorded amortization expenses for the purchase of our V-Cube™ software as described in Note 9 to the financial statements included in Item 1 which did not begin to be amortized until July 1, 2006, and the acquisition of our O2C software as described in Note 11 to the financial statements included in Item 2, which did not begin to be amortized until October 11, 2006.

Research and development expenses for the period ended March 31, 2007 were $65,971, a decrease of 16.1% compared to the $78,624 in fiscal 2006. During the period ended March 31, 2007, we incur research and development expenses for the MyService portal development for the V-Cube™ product and for the MyOrder portal development work for the O2C software which will simplify the ordering and billing process for our customers. The O2C portal will work along-side the V-Cube™ platform and allow an automated sign-up and delivery process for customers which we expect to enable us to sign-up a significantly greater number of users each month in comparison to the more manual process of customer installations without the portal.

During the period ended March 31, 2007 net interest expense of approximately $310,682 was comprised of amortization of capitalized finance fees, amortization of the debt discount for the debentures held, interest on the convertible debentures as per the terms stated in Note 8 to the financial statements included in Item 2, interest on a small business loan, and interest on a promissory note as per the terms stated in Note 14 to the financial statements included in Item 1. Net interest expense for the period ended March 31, 2006 of approximately $315,103 was comprised of amortization of capitalized finance fees, amortization of the debt discount for the debentures held, interest on the convertible debentures as per the terms stated in Note 8 to the financial statements included in Item 1, interest on a promissory note as per the terms stated in Note 14 to the financial statements included in Item 1, and interest on notes payable which were paid in full on May 22, 2006.

For the period ended March 31, 2007, we incurred a loss of $3,268,160 or $0.05 loss per common share, basic and diluted, as compared to a loss of $4,187,777 or $0.13 loss per common share, basic and diluted, for the period ended March 31, 2006.

Liquidity And Capital Resources

Since our inception, we have sustained our operations through loans, debt and equity financings, funding provided by our Chairman and contributed services by our Chairman and other stockholders.

As of March 31, 2007, we had cash and cash equivalents of approximately $2,000 and a working capital deficit of approximately $11,893,000. This represents a decrease in cash and cash equivalents of approximately $193,000 from December 31, 2006 and an increase in the working capital deficit of approximately $7,211,000 from that at December 31, 2006. Approximately $5,937,000 of the increase in working capital deficit is due to the convertible debentures from February and March 2005 being recorded as current liabilities as they mature in February and March 2008. Since our inception through March 31, 2007, we have generated losses of approximately $39,375,264. Accounts receivable were approximately $186,000 at March 31, 2007, an increase of approximately $28,000 from December 31, 2006. Accounts payable and accrued expenses at March 31, 2007 increased approximately $1,258,000 from December 31, 2006, which excludes a $2,500,000 liability recorded for shares subject to a put option as described in Note 11 to the financial statements in Item 1.

During the three-month periods ended March 31, 2007 and 2006 no services were contributed to the Company by our stockholders.

Convertible Debenture and Warrant Financing. On February 18, 2005 and March 4, 2005, we sold convertible debentures maturing three years from issuance in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of our common stock, at an exercise price of $1.00 per share to accredited investors.

The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The interest payments due on December 31, 2006 and on March 31, 2007 were not paid until April 9, 2007. We received a waiver from each of the holders of the debentures for any late fee due or possible event of default in connection with the two late payments of interest. See Note 8 to the financial statements included in Item 1.

Through May 18, 2007, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods.

Acquisition of Goodman Blue. On October 11, 2006, VCS acquired 100% of the outstanding shares of Goodman Blue for consideration consisting of 2,500,000 shares of our common stock being issued to Scott Goodwin, the sole shareholder of Goodman Blue, subject to an option to require the Company to repurchase the shares of common stock for an aggregate purchase price of $2,500,000. We recorded the total purchase price of $2,562,643, which includes acquisition costs of $62,643, as intangible assets for the O2C software of $2,077,777 and as several customer contracts which were valued at $484,866. Management determined that the O2C asset will be amortized over a five year estimated useful life beginning on October 11, 2006. At March 31, 2007 the net carrying value of this O2C intangible asset was $1,874,711. Amortization expense for the three-months ended March 31, 2007 was approximately $104,000. We have recorded the acquisition of Goodman Blue as a liability of $2,500,000 at March 31, 2007, in the expectation that Goodwin will require the Company to repurchase the shares. The purchase agreement, as amended, provides that: (i) Goodwin shall have the option to require us to purchase 1,400,000 of the consideration shares for $1,400,000 (the “First Put Option”); and (ii) Goodwin shall have the option to require us to purchase 1,100,000 of the consideration shares for $1,100,000 (the “Second Put Option”). In response to a purported exercise of the First Put Option on April 25, 2007, since retracted, the parties reached a supplemental agreement deferring the time for exercise of the First Put Option and Second Put Option to the period beginning on December 1, 2007 and ending on December 31, 2007 in consideration of the payment to Goodwin of approximately $110,000 and the engagement of Goodwin for consulting services to be provided to the Company’s subsidiary, Goodman Blue Limited. The terms of our currently outstanding debentures and notes prohibit the redemption of shares of our common stock without the debt holders consent.

As of March 31, 2007, Goodman Blue is obligated to pay approximately $164,000 in principal amount under a Small Firms Loan Guarantee Scheme from HSBC Bank plc. The loan accrues interest at a rate of 3.0% above the lender’s base interest rate of 4.5% as at March 31, 2007, and is payable in equal monthly installments of approximately $21,000 (which is exclusive of interest) until November 7, 2007, the maturity date. The loan is guaranteed by the Secretary of State in the United Kingdom and the borrower pays a guarantee premium at an annual rate of 2% on the loan to the Secretary of State.

Convertible Note and Warrant Financing. As discussed in Note 15, on April 6, 2007 we completed a convertible note and warrant financing for gross proceeds of $2,500,000. Most of these proceeds have been used in part for payments due to existing creditors and funding our working capital needs. In the event that the Company is not successful in implementing its business plan, or does not raise additional third-party capital, the Company will have to curtail certain expenditures and seek additional financing in order to sustain operations. See Budget and Financial Forecasts for the Remainder of 2007 below for a more detailed explanation of the Company’s cash position.

During the three-month periods ended March 31, 2007 and 2006 no services were contributed to the Company by our stockholders. We have made cash expenditures for capital equipment and software from our inception until March 31, 2007 of approximately $11,640,000 purchasing the telecommunications equipment necessary to operate our business, including the cash payment of $8,800,000 pursuant to the purchase of the V-Cube™ software and intellectual property, as described in Note 9 to the financial statements included in Item 1.

To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Budget and Financial Forecasts for the Remainder of 2007

The following disclosure includes certain statements, budgets, estimates, projections and other forward-looking statements with respect to the anticipated future performance of Vistula Communications Services, Inc. The statements, budgets, estimates, projections and other forward-looking statements, which have not been reviewed or examined by the Company’s independent auditors, are based upon various assumptions by management made on a reasonable basis and in good faith that may not prove to be correct. Such assumptions are inherently subject to significant uncertainties and contingencies, many of which are beyond the Company’s control. No assurance is given, that the Company can or will attain such results. Actual results are likely to vary, perhaps materially, from the Company’s projections due, at least in part, to the Company’s risks and uncertainties set forth above.

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

The Company believes that, irrespective of the actual adjustments made, the material implications of the budget are as follows:

•
Following the closing and the payment of expenses associated with the financing and the payments of past due interest on the Company’s 8% convertible debentures ($254,800), past due trade payables and taxes in the United States and the United Kingdom as described more fully below under “Non-Compliance Items,” and current amounts due, such as payroll, of $1,243,000 were made. The remaining cash has been used in part to pay negotiated rates with other creditors for outstanding balances and for ongoing operational requirements, leaving approximately $270,000 remaining as of the date of this Form 10-QSB;

•
The Company expected to incur selling, general and administrative expenses of approximately $1,300,000 in each of the remaining quarters of 2007, and management has made reductions of and continues to work towards reductions in the monthly incurred expenses and continues to negotiate with creditors for delayed payments and possible forgiveness of amounts outstanding;

•
The Company previously expected to generate net revenues of approximately $830,000, $2,900,000 and $3,000,000 in the second, third and fourth quarters of 2007, respectively and as a result of such revenue generation expected to have net cash positions of approximately $0, $1,000,000 and $2,500,000 at the end of the second, third and fourth quarters of 2007, respectively; and

•
Despite the indicated cash positions, for financial reporting purposes, the Company would continue to show net losses in each of these three quarters of 2007 and for the year as a whole due to non-cash items of loss.

All of these forecasts were based on projections of revenue generated through the Company’s arrangement with Northamber to distribute our V-Cube™ product. The delay in completing the convertible note and warrant financing initially led the Company to anticipate a delay in revenue generations through the Northamber arrangement until late in the second quarter of 2007. The Company now believes that the Northamber arrangement will not result in revenue generation until the third quarter of 2007 and management is actively seeking additional capital to provide interim funding for operations until such revenues are generated. The failure to generate such revenue in the amount and in the timeframe contemplated in the forecast has directly and adversely effected the Company’s ability to continue its operations and management expects that the Company will need to raise additional capital and obtain further accommodations from trade creditors and service providers or it will have to curtail operations.

As identified below in Other Arrangements and Obligations, Non-Compliance Items, the Company paid the debenture holders interest outstanding as per the waivers received from the outstanding debenture holders as described in Note 8 to the financial statements included in Item 2, and made payments to various creditors. The remaining balance is expected to be used for working capital purposes and for payment towards outstanding creditor balances which management is currently negotiating for relief or delays in payment, in order to conserve cash, until the Company begins to collect cash for the sales of the V-Cube™ product from the Northamber distribution agreement. The majority of the revenues in the Budget are assumed to be from the Northamber distribution agreement and are expected to begin to be recognized late in the second quarter or early third quarter of 2007. In the event the Company does not recognize revenues and collect cash as it has forecasted in the Budget during the second quarter of 2007, additional financing will be required or the business may have to curtail operations.

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

Financial Advisory Services

The Company entered into another financial advisory agreement on January 30, 2007 with Indigo Ventures LLC ("Indigo")for a bridge financing. In connection with the convertible note and warrant financing, Indigo agreed to terminate the January 30, 2007 financial advisory agreement and waive any fees under that agreement in return for reimbursement of legal and travel expenses of $49,182 and for the Company’s acknowledgement that $117,000 in connection with services previously rendered under the advisory agreement entered into on January 27, 2006 remain outstanding and that this amount is payable upon the earlier of (i) the sale of the company, (ii) a capital raise of at least $5,000,000 or (iii) the date when the Company has sufficient cash flow available from its operations.

Subsequent Events

Private Placement

On April 6, 2007, the Company completed a private placement of convertible notes and warrants pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”). The Investors purchased convertible notes in the aggregate principal amount of $2,500,000 and warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The private placement resulted in gross proceeds of $2,500,000. The investors will also receive an aggregate of 5,000,000 shares of our common stock, which shares will be transferred from Executive Management Services Limited (“EMS”), an entity of which Mr. Galliers-Pratt, is a beneficiary, to the investors, EMS is receiving no consideration for the transfer. It is an event of default under the terms of the convertible notes if these 5,000,000 shares were not delivered to the Investors by April 27, 2007. These shares have been released from a European custodian and sent to EMS' business office in the British Virgin Islands for processing and will be transferred to the investors immediately upon receipt by the Company’s counsel.

Each of the Investors was granted a participation right whereby they may elect to purchase all or a portion of securities sold in certain future financings. The participation right expires on the first anniversary of the closing date.

Each Investor was also granted the right to exchange all or some of its notes for securities offered in certain future financings. In the event of this exchange right is asserted in connection with such a future financing, we would be required to issue to the Investor requesting the exchange a number of new securities offered in such financing determined by dividing the outstanding principal amount of the note being exchanged (plus accrued interest or other fees owed to such Investor) by the price at which the new securities are being sold in such financing. This exchange right expires on the first anniversary of the closing date.

Under the terms of the Securities Purchase Agreement, we are prohibited from engaging in certain types of financing transactions. In particular, for a period of 45 days after the date the initial registration statement covering the shares underlying the notes and warrants is first declared effective by the SEC (which we must file pursuant to a Registration Rights Agreement, as further described herein), we may not issue shares of common stock or common stock equivalents except pursuant to conversion or exercise of convertible securities or outstanding rights to acquire common stock that were outstanding on or prior to the closing date. Also, until such time as no Investor holds any of the notes, warrants or shares of common stock underlying the notes or warrants, we may not issue securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of our common stock at a conversion, exercise or exchange price, as applicable, that is (i) determined based on the market price of our common stock at any time after the issuance of such securities, or (ii) is subject to reset upon the occurrence of events directly or indirectly related to our business or the market for our common stock. We are also prohibited from entering into any agreement providing for the sale of securities at a price determined at a future time.

The notes issued to the Investors on April 6, 2007 accrue interest daily at an rate of 12% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 beginning on September 30, 2007. The final interest payment is due on the date of maturity of the note, April 6, 2009. In addition, on any date on which all or a portion of the principal of a note is converted, all unpaid interest having accrued on such principal at the time of such conversion will become immediately payable. We are not permitted to prepay any portion of the principal amount of any of the notes without the prior consent of the holder thereof. These notes are junior to the currently outstanding 8% convertible debentures due in February and March 2008.

The notes are convertible at the option of the holders into shares of the Company’s common stock at any time at an initial conversion price of $1.00 per share. Except in the case of certain exempted issuances, in the event we issue shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of our common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the notes, the conversion price of the notes will be reduced to that lower price per share.

If, after the effectiveness of the registration statement, the market price for any period of 20 consecutive trading days exceeds $2.50 and the average daily trading volume for our common stock for such period exceeds 100,000 shares, we may, subject to certain conditions, force the holders of the notes to immediately convert all or any part of the then outstanding principal amount at the then-effective conversion price.

If, after the first year anniversary of the issuance of the notes, there is an effective registration statement and for a period of 20 consecutive trading days, the daily trading volume for the Company’s common stock exceeds 100,000 shares per trading day, we may, subject to certain conditions, redeem all or any part of the then outstanding principal amount of the notes for cash in an amount equal to the sum of (i) 150% of the then outstanding principal amount of the note, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the note.

The Company has agreed to certain restrictions under the terms of the notes, including a prohibition on the payment of cash dividends to our stockholders while any of the notes are outstanding. Upon the occurrence of an event of default under the notes, an amount equal to (i) 130% of the then outstanding principal amount, plus any accrued and unpaid interest thereon, or (ii) the product of the then outstanding principal amount, plus any accrued and unpaid interest thereon, times the ratio obtained by dividing the conversion price of the notes and the market price of our common stock, whichever is greater, will, at the holder’s option, become immediately due and payable in cash along with any other amounts, costs, expenses or liquidated damages then due in respect of such notes. The ratio referred to in clause (ii) is to be calculated based on the conversion price in effect on the date of such default or the date the accelerated amount is paid in full (whichever is less), and the market price of our common stock on the date of such default or the date the accelerated amount is paid in full (whichever is greater, such market price to be determined in accordance with the terms of the notes). Upon an event of a default, the interest rate on the notes will also be increased to 18% per annum.

Events of default under the notes include failure to pay any amounts under the notes when due, a material default under other agreements with the Investors or default in our obligations under mortgage, credit facility or similar agreements, a material inaccuracy in the representations and warranties we made to the Investors in connection with the Financing, and the initiation of voluntary or involuntary bankruptcy proceedings against us.

The common stock purchase warrants issued to the Investors on April 6, 2007 are exercisable for an aggregate of 2,500,000 shares of our common stock at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance, or April 6, 2012. They contain a cashless exercise provision whereby the holder may pay the exercise price by having us withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, we would receive no proceeds from the sale of the our common stock in connection with such exercise.

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

If, after the effectiveness of the registration statement, (i) the market price for any period of 20 consecutive trading days exceeds $2.50, (ii) the average daily trading volume for our common stock for such period exceeds 100,000 shares and (iii) the Investor is not in possession of any information that constitutes, or might constitute, material non-public information which was provided by us, then we may, within 1 trading day of the end of such period, call for cancellation of all or any portion of the warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per share.

We agreed to register for resale under the Securities Act of 1933, as amended, the shares underlying the notes and warrants and the bonus shares pursuant to a Registration Rights Agreement between us and the Investors dated April 6, 2007. On May 7, 2007 we filed with the SEC a registration statement covering the resale of a number of shares of common stock equal to 120% of the shares issuable upon conversion and exercise in full of the notes and warrants as of the date of filing of the registration statement plus the bonus shares. The registration statement covering these shares must be declared effective by the SEC no later than July 5, 2007 (or in the event there is a review, no later than August 4, 2007). In the event that it is not declared effective within the timeframes specified by the Registration Rights Agreement, we will be required to pay to the Investors liquidated damages equal to 1.5% per month (but pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the notes and warrants until the registration statement is declared effective, as applicable.

If, at any time, the number of shares issuable upon conversion and exercise in full of the notes and warrants exceeds 100% of the number of shares then registered (e.g., due to adjustments in the conversion price of the notes or exercise price of the warrants), we will be required to file an additional registration statement covering the excess shares. We will have to file the additional registration statement on the earliest practicable date, and the additional registration statement must be declared effective by the SEC not later than the 60th calendar day, following the date the 100% threshold is exceeded. If we do not file the registration statement or the registration statement is not declared effective within these time frames, we will be required to pay to the liquidated damages as described in the preceding paragraph.

In connection with the closing of the convertible note and warrant financing, we paid placement agent fees in the amount of $56,000 in cash and warrants to purchase 1,400,000 shares of our common stock at $1.00 per share, which warrants expire in five years. We agreed to indemnify the principal placement agent from claims arising in relation to the services it provides to us.

Sale of Switching Equipment

We entered into an Agreement on April 13, 2007, whereby we sold our wholesale voice switching equipment (“Switch”) located in the United Kingdom used in our wholesale voice services business in exchange for the buyer (i) assuming the co-location lease and all associated costs, including, without limitation the costs of the circuits, power, and running the switching equipment (ii) operating the Switch, (iii) allowing us to use the switch for three years at no cost to us and (iv) assuming any billing processes previously performed by one our employees, who will continue to be available to us. The Agreement was retroactive to January 1, 2007.

Extension of Put Option

In response to a purported exercise of the First Put Option on April 25, 2007, since retracted, the parties reached a supplemental agreement deferring the time for exercise of the First Put Option and Second Put Option to the period beginning on December 1, 2007 and ending on December 31, 2007 in consideration of the payment to Goodwin of approximately $110,000 and the engagement of Goodwin for consulting services to be provided to the Company’s subsidiary, Goodman Blue Limited.

Consulting Agreement with Jack Early

On May 16, 2007, we entered into a consulting agreement with Jack Early, a director, relating to Mr. Early’s serving as our chief operating officer. Under the consulting agreement, we will pay Mr. Early an initial fee of $15,000 for services performed during the period from May 16, 2007 through May 31, 2007, which fee shall be payable on June 1, 2007. After June 1, 2007, Mr. Early will be paid fees at the rate of $10,000 per month which shall be payable in arrears in bi-monthly installments on the dates on which we make our payroll payments during the term of the consulting agreement. In addition, the consulting agreement provides for the grant to Mr. Early of a non-statutory stock option to purchase up to 250,000 shares of our common stock. The board of directors approved this grant and the other terms of the consulting agreement based on a recommendation from our compensation committee and fixed the exercise price per share at $0.06, which represents the closing price of our common stock on May 15, 2007 as reported on the Over the Counter Bulletin Board.

The option is exercisable for five years from the date of grant and shall vest and become exercisable with respect to 150,000 shares of common stock on December 31, 2007 and shall vest and become exercisable with respect to the remaining 100,000 shares of common stock on December 31, 2008, provided, in each case, that Mr. Early is an officer or director of the Company on such vesting date.

In connection with his appointment as chief operating officer, Mr. Early has resigned as a member of the compensation committee and the nominating committee of the board of directors.

Effective upon the appointment of Mr. Early, Ian Cope resigned his position as chief operating officer and was appointed to the newly created position of chief technology officer.

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

Changes in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first fiscal quarter of 2007 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Events

None.

Item 6. Exhibits

     (a) Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

10.1	Form of Incentive Stock Option under the Company’s Amended and Restated 2004 Stock Incentive Plan		Form 8-K	February 9, 2007	10.1

10.2	Form of Non-Statutory Stock Option under the Company’s Amended and Restated 2004 Stock Incentive Plan		Form 8-K	February 9, 2007	10.2

10.3	Supplemental Agreement with Scott Goodwin dated February 12, 2007		Form 8-K	February 16, 2007	10.1

31.1	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X

31.2	Certification by Jared P. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X

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

Vistula Communications Services, Inc.

Date: May 22, 2007	By:	/s/ RUPERT GALLIERS-PRATT
Rupert Galliers-Pratt
Chief Executive Officer