Form 10QSB
period 2007-06-30
Vistula Communications Services, Inc.
filed 2007-08-20
CIK 1288518

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

As of August 13, 2007 there were 66,964,898 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

VISTULA COMMUNICATIONS SERVICES, INC.

FORM 10-QSB

FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Balance Sheets as of June 30, 2007 and
December 31, 2006

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$57,510	$195,223
Accounts receivable	36,244	157,517
Prepaid expenses and other current assets	358,579	313,352
Assets held for sale	—	110,527
Total current assets	452,333	776,619

Property and equipment, net	393,438	444,999
Deferred financing costs	315,440	330,476
Intangible assets	22,794,173	25,629,870
Other assets	51,305	20,254
Total Assets	$24,006,689	$27,202,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,048,526	$1,039,875
Accrued expenses	1,433,130	1,379,113
Shares subject to put option	2,500,000	2,500,000
Deferred revenue	—	160,685
Convertible promissory note to related party	175,000	175,000
Notes payable	83,496	204,073
Convertible debt	6,045,124	—
Total current liabilities	11,285,276	5,458,746
Convertible debt	2,128,561	5,830,634
Total liabilities	13,413,837	11,289,380

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,964,898 shares issued and outstanding as of June 30, 2007 and December 31, 2006	66,964	66,964
Additional paid-in capital	53,270,529	52,089,738
Accumulated deficit	(42,592,316)	(36,107,104)
Cumulative translation adjustment	(152,325)	(136,760)
Total stockholders’ equity	10,592,852	15,912,838
Total Liabilities and Stockholders’ Equity	$24,006,689	$27,202,218

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC
Consolidated Statements of Operations for the
Three and Six Months ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Telecommunications	$23,780	$237,919	$75,716	$557,338
Contracted services	241,032	—	475,571	—
Total Revenues	264,812	237,919	551,287	557,338

Cost of revenues
Telecommunications	83,251	324,091	186,399	675,604
Contracted services	162,971	—	294,163	—
Total cost of revenues	246,222	324,091	480,562	675,604

Gross margin (loss)	18,590	(86,172)	70,725	(118,266)

Operating expenses:
Selling, general and administrative	1,314,162	2,972,772	2,775,638	6,604,862
Depreciation and amortization	1,461,746	130,643	2,943,912	260,509
Research and development	20,845	22,034	86,816	100,658
Total operating expenses	2,796,753	3,125,449	5,806,366	6,966,029

Loss from operations	(2,778,163)	(3,211,621)	(5,735,641)	(7,084,295)

Interest expense, net	(438,889)	(298,773)	(749,571)	(613,876)

Net loss	$(3,217,052)	$(3,510,394)	$(6,485,212)	$(7,698,171)

Weighted-average basic and diluted shares outstanding	66,964,898	43,985,250	66,964,898	38,691,681

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.10)	$(0.20)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.
Consolidated Statements of Stockholders’ Equity for the
Six Months ended June 30, 2007
(unaudited)

			Additional		Cumulative	Total
	Common Stock		Paid-in	Accumulated	Translation	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Adjustment	Equity (Deficit)	Loss
Balance, December 31, 2006	66,964,898	$66,964	$52,089,738	$(36,107,104)	$(136,760)	$15,912,838
Amortization of stock compensation			736,983			736,983
Issuance of warrants and transfer of shares on convertible notes			443,808			443,808
Net loss				(6,485,212)		(6,485,212)	$(6,485,212)
Change in cumulative translation adjustment					(15,565)	(15,565)	(15,565)
Balance, June 30, 2007	66,964,898	$66,964	$53,270,529	$(42,592,316)	$(152,325)	$10,592,852	$(6,500,777)

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC
Consolidated Statements of Cash Flows for the
Six Months ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,485,212)	$(7,698,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,943,912	260,509
Non-cash expense pursuant to financial advisory agreements	—	1,875,000
Non-cash compensation expense	736,983	375,350
Non-cash interest expense	417,595	326,094
Issuance of warrant pursuant to consulting agreement	—	231,945
Issuance of warrant pursuant to revolving credit facility	—	410,845
Changes in assets and liabilities:
Decrease in:
Accounts receivable	122,502	28,825
Prepaid expenses and other current assets	22,138	294,918
Increase (decrease) in:
Accounts payable	(137,433)	319,991
Accrued expenses	177,940	(64,985)
Deferred revenue	(157,598)	—
Net cash used in operating activities	(2,359,173)	(3,639,679)

Cash flows from investing activities:
Purchases of property and equipment	(32,920)	(72,265)
Purchase of software and intellectual property	—	(8,800,000)
Net cash used in investing activities	(32,920)	(8,872,265)

Cash flows from financing activities:
Proceeds from convertible notes	2,500,000	—
Capitalized finance fees	(115,700)	—
Net proceeds from issuance of common stock	—	15,244,165
Proceeds from bridge revolving credit agreement	—	1,250,000
Proceeds from exercise of stock options	—	75,000
Payment on bridge revolving credit agreement	—	(1,250,000)
Payment on notes payable	(123,123)	(870,000)
Net cash provided by financing activities	2,261,177	14,449,165

Effect of exchange rates on cash	(6,797)	(22,119)

Net (decrease) increase in cash	(137,713)	1,915,102
Cash, beginning of period	195,223	553,127

Cash, end of period	$57,510	$2,468,229

Supplemental disclosure of cash flow information:

Cash paid for interest	$263,935	$319,427

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:

Issuance of common stock warrants in connection with convertible debt financing	$27,617	$—

Transfer of shares	$416,191	$—

Issuance of common stock pursuant to financial advisory agreement	$—	$1,875,000

Issuance of common stock warrant pursuant to consulting agreement	$—	$231,945

Issuance of common stock warrant pursuant to revolving credit facility	$—	$410,845

Issuance of common stock pursuant to purchase of software and intellectual property	$—	$12,283,976

Reclass of prepaid royalties to purchase of intangible asset	$—	$399,189

Company expenses paid directly by and returned directly to stockholder	$—	$75,000

See accompanying notes to unaudited consolidated financial statements.

VISTULA COMMUNICATIONS SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

The consolidated financial statements include the accounts of Vistula Communications Services, Inc., Vistula Limited, Goodman Blue Limited, Vistula USA, Inc., Vistula Communications Services (Pty) Ltd., Cardlink Services Limited and Vistula Telecom Limited collectively the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern

The report of the Company’s independent registered public accounting firm on its audited consolidated financial statements as of December 31, 2006 and for the year then ended included a discussion on the Company’s ability to continue as a going concern. The consolidated financial statements shown for the period ended June 30, 2007, have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,485,212 for the six month period ended June 30, 2007 and had an accumulated deficit of $42,592,316 at June 30, 2007. Further, the Company had cash of $57,510 and a working capital deficit at June 30, 2007 of $10,832,943. These factors among others indicate that the Company will be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing arrangements, to obtain additional financing as may be required, and ultimately to attain profitability. To address these issues in part, the Company raised $2,500,000 in gross proceeds on April 6, 2007 from a convertible note and warrant financing and entered into an amended licensing arrangement with Telstra Europe Limited which provided approximately $300,000 in July 2007. These funds have been used to satisfy a portion of the Company’s outstanding payables, to provide some working capital related to the anticipated launch of the V-Cube™ product through a United Kingdom distributor, Northamber PLC (“Northamber”) and to enable the Company to continue to operate into the third quarter of 2007. However, as of the date of this filing, the Company has not launched its V-Cube™ product through the Northamber arrangement and does not anticipate generating revenue from the Northamber arrangement until the fourth quarter of 2007. As of the date of this filing, the Company has not paid the interest that was due on June 30, 2007 to the holders of the convertible debentures. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s management is in the process of attempting to secure additional funds to remedy the now expected cash shortfall for the third fiscal quarter and anticipates the availability of these funds by September 1, 2007. Management is in negotiations concerning a new licensing arrangement for the Company’s V-Cube™ product which may help meet the Company’s short term cash requirements until longer term arrangements can be obtained. Also, as discussed in the Liquidity and Capital Resources section of the Management Discussion and Analysis of Item 2, the Company has been implementing cost controls and negotiating discounts and deferrals of payments owed to creditors and will need to continue to do so, in order to conserve cash. However, there is no assurance that the Company will be able to complete the new V-Cube™ licensing arrangement described above, identify sufficient savings from its implementation of cost controls and ultimately generate sufficient revenue from the sales of its V-Cube™ product by Northamber or otherwise to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually secure other sources of funding and attain profitable operations.

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

Reclassification

Certain amounts from the three- and six-month period ended June 30, 2006 have been reclassified to conform with the current presentation.

(2)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the period ended June 30, 2007 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at the end of each reporting period.

Stock Incentive Plan

 In February 2004, the board of directors adopted the 2004 Stock Incentive Plan (the “Plan”). Under the Company Amended and Restated 2004 Stock Incentive Plan, the Company is authorized to issue up to 20,000,000 shares of common stock pursuant to options and restricted stock grants.

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

As a result of the adoption of SFAS 123R the Company recognized $736,983 in stock-based compensation expense for the six months ended June 30, 2007.

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants and stock-based compensation recorded in connection with stock options and restricted stock awards granted to non-employee consultants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Employee and director stock option grants:

Selling, general and administrative	$382,529	$270,068	$747,288	$330,174

Non-employee consultants stock option grants and restricted stock awards:

Selling, general and administrative *	$(3,269)	$22,516	$(10,305)	$45,176

Total stock-based compensation	$379,260	$292,584	$736,983	$375,350

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

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2007	2006
Volatility	80%	80%
Risk-free interest rate	4.58 – 4.92%	4.29 – 5.04%
Expected life (years)	5	5
Dividend	None	None
Forfeiture rate	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 0% to all unvested options as of June 30, 2007 as the Company believes that forfeitures to date are not representative of likely future forfeitures. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Using the Black-Scholes option-pricing model, the weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $0.05 and $0.79, respectively.

A summary of stock option activity as of June 30, 2007, and changes during the six-month period then ended, is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	11,712,300	$1.24	8.9	$2,850
Granted	1,805,000
Expired	(591,250)
Outstanding at June 30, 2007	12,926,050	$1.09	8.6	$2,680
Exercisable at $0.05 at June 30, 2007	15,000	$0.05	1.8	$300
Exercisable at $0.06 at June 30, 2007	238,000	$0.06	9.9	$2,380
Exercisable at $0.11 at June 30, 2007	50,000	$0.11	9.9	$—
Exercisable at $0.32 at June 30, 2007	28,750	$0.32	9.6	$—
Exercisable at $0.45 at June 30, 2007	1,677,000	$0.45	8.0	$—
Exercisable at $1.18 to $1.50 at June 30, 2007	5,248,050	$1.40	8.6	$—

On May 11, 2007, Douglas Benedict was elected by the Company’s board of directors as a director of the Company. Mr. Benedict serves on the Company’s audit committee, compensation committee and nominating committee of the board of directors. Mr. Benedict serves as chairman of the compensation committee. Mr. Benedict was granted a non-statutory stock option to purchase up to 250,000 shares of the Company’s common stock. The option has an exercise price of $0.11 per share, representing the fair market value of the Company’s common stock on the date of grant. On the date of grant, the option was exercisable with respect to 50,000 shares of common stock purchasable thereunder and will vest and become exercisable with respect to the remaining shares of common stock purchasable thereunder in quarterly installments of 50,000 shares such that the option will be fully vested on the first anniversary of the date of grant (such quarterly installments to vest on the quarterly anniversary date of the date of grant). The option shall immediately become exercisable with respect to all shares purchasable thereunder upon a change of control of the company.

On May 16, 2007, we entered into a consulting agreement with Jack Early relating to Mr. Early’s serving as the Company’s chief operating officer. The consulting agreement provides for the grant to Mr. Early of a non-statutory stock option to purchase up to 250,000 shares of the Company’s common stock. The exercise price per share is $0.06, which represented the closing price of the Company’s common stock on May 15, 2007 as reported on the Over-the-Counter Bulletin Board. The option is exercisable for five years from the date of grant and shall vest and become exercisable with respect to 150,000 shares of common stock on December 31, 2007 and shall vest and become exercisable with respect to the remaining 100,000 shares of common stock on December 31, 2008, provided, in each case, that Mr. Early is an officer or director of the Company on such vesting date. Mr. Early resigned as a director and chief operating officer in August 2007. See Note 15.

The Company also granted options to purchase up to 1,270,000 shares of common stock on May 23, 2007 to certain officers and employees. Two employees left the Company and their options terminated in accordance with the terms of their option agreements and one employee refused the option grant. Therefore a total of 80,000 options were terminated. The options were granted as compensation for employment and as incentive to remain employed with the Company. All of these options have an exercise price of $0.06 per share which represents the closing price of the Company’s common stock on May 23, 2007 as reported on the Over-the-Counter Bulletin Board and an expiration date of May 23, 2017. On the date of grant, the options were exercisable with respect to 20% of the total option shares purchasable thereunder. The remaining options become fully vested on December 31, 2007. All of the above options will accelerate in full upon a change of control. The options granted are evidenced by the Company’s standard form of the incentive stock option agreement.

There were no options exercised during the six months ended June 30, 2007. During the six months ended June 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $937,500 and the total amount of cash received from exercise of these options was $75,000. The total grant-date fair value of stock options that vested during the three and six months ended June 30, 2007 was $24,705 and $76,385, respectively.

As of June 30, 2007, there was approximately $2,920,839 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average period of 3.5 years. The Company expects 5,669,250 unvested options to vest in the future.

(3)           Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period. The Company did not record a provision for federal, state or foreign income taxes for the three- and six-month periods ended June 30, 2007 and 2006 because the Company has experienced losses since inception. The Company has not recorded a benefit for deferred tax assets as their realizability is uncertain.

(4)           Balance Sheet Detail

Accrued expenses at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(unaudited)	(unaudited)
Payroll and payroll related	$485,376	$384,257
Professional fees	443,846	598,820
Interest	232,901	158,743
Value added tax	78,174	51,660
Termination costs	60,777	90,040
Directors’ fees	37,440	12,300
Travel	36,015	34,331
Repairs and maintenance	—	15,047
Printing	—	10,750
Other	58,601	23,165
	$1,433,130	$1,379,113

 (5)           Intangible Assets

The Company recorded the acquisition of the V-Cube™ IP-PBX platform software and associated intellectual property as an intangible asset in June 2006 amounting to $26,279,189 ($8,800,000 in cash, 14,000,000 shares at $1.22 per share, and the outstanding prepaid royalty amount of $399,189). The asset is being amortized over a five year estimated useful life beginning on July 1, 2006, which coincides with the first V-Cube™ product launch by one of the Company’s customers. At June 30, 2007 the net carrying value of this intangible asset was $21,023,351. Amortization expense for the three- and six-month periods ended June 30, 2007 was approximately $1,314,000 and $2,628,000, respectively.

The acquired assets include NetYantra’s VoIP IP-PBX platform software and associated intellectual property. The Company had previously distributed this software as its V-Cube™ VoIP IP-PBX platform offering under a Distribution and Marketing Agreement with NetYantra.

The terms of the Purchase Agreement required the Company and NetYantra to use commercially reasonable efforts to negotiate and execute within sixty (60) days following the closing of the acquisition a license and revenue agreement, a services agreement and an executive employment agreement.  Although a mutually satisfactory services agreement was not executed, NetYantra had been performing services for the Company since June 7, 2006. As of June 30, 2007 the Company had made cash payments of $743,968 for the services provided by NetYantra and for services provided from June 7, 2006 through March 31, 2007 by one of the authors of the V-Cube who was also a principal of NetYantra. Of the total amount paid, $280,000 was paid directly to the author and principal on April 25, 2007 as the Company was informed that NetYantra’s operations had been closed.

The Company recorded the acquisition of the Order-to-Cash (“O2C”) software as an intangible asset in October 2006 amounting to $2,077,777, including acquisition costs of $62,643. The O2C asset is being amortized over a five year estimated useful life beginning on October 11, 2006 (see Note 10). At June 30, 2007 the net carrying value of the O2C intangible asset was $1,770,822. Amortization expense for the three- and six-month periods ended June 30, 2007 was approximately $104,000 and $208,000, respectively.

In accordance with SFAS No. 144, intangible assets must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if the intangible assets implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, a historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests on an annual basis in conjunction with the Company’s fiscal year end. Due to certain indicators of impairment during the second quarter of 2007 (see Note 1), management has performed an analysis of its intangible assets and determined that an impairment charge is not required at June 30, 2007. Because management believes these indicators still exist, it is continuing to review the carrying value of intangible assets. Intangible assets are being amortized over their estimated useful lives.

(6)    Comprehensive Loss

For the three- and six-month periods ended June 30, 2007 and 2006, the components of other comprehensive loss consisted of the Company’s net loss and foreign currency translation adjustments. Comprehensive loss was $3,228,618 and $3,511,724 for the three months ended June 30, 2007 and 2006, respectively. Comprehensive loss was $6,500,777 and $7,690,716 for the six months ended June 30, 2007 and 2006, respectively.

 (7)           Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of convertible debt and outstanding stock options. As there was a net loss for the three- and six-month periods ending June 30, 2007, 12,926,050 outstanding stock options, 28,678,725 outstanding warrants, 8,399,999 common shares obtainable upon exercise of the conversion feature of the convertible debentures and 2,500,000 common shares obtainable upon exercise of the conversion feature of the convertible notes were excluded from the calculation of diluted earnings per share because they were anti-dilutive. As there was a net loss for the three-and six-month periods ended June 30, 2006, 5,755,000 outstanding stock options (excluding 6,350,000 options granted on December 23, 2005, 948,000 options granted on April 11, 2006, later reduced to 448,000, and 1,270,000 granted on April 12, 2006, all pending shareholder ratification of an amendment to the 2004 Stock Incentive Plan, which was approved on July 17, 2006), 24,778,725 outstanding warrants, and 8,399,999 common shares obtainable upon exercise of the conversion feature of the convertible debentures were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

 (8)         Convertible Debentures and Warrant Financing

On February 18, 2005 and March 4, 2005, the Company sold convertible debentures maturing three years from issuance in the aggregate principal amount of $8,400,000, convertible into common stock of the Company at $0.75 per share, and warrants to purchase an aggregate of 8,400,000 shares of common stock, at an exercise price of $1.00 per share to accredited investors. Of the $8,400,000 aggregate principal amount of convertible debentures sold, through June 30, 2007, $2,100,000 in outstanding principal has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods, with $6,300,000 in principal remaining outstanding at June 30, 2007. In the Company’s consolidated balance sheet at June 30, 2007, the remaining principal of $6,300,000 has been reduced by unamortized debt discount of $254,876.

The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The Company is not permitted to prepay any portion of the principal amount of any of the debentures without the prior consent of the holder thereof. The debentures are convertible at the option of the holders into shares of common stock at any time at an initial conversion price of $0.75 per share. Except in the case of certain exempted issuances, in the event the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable conversion price of the debentures, the conversion price of the debentures will be reduced to that lower price per share. The Company has agreed to certain restrictions under the terms of the debentures, including a prohibition on the payment of cash dividends to stockholders while any of the debentures are outstanding. Upon the occurrence of an event of default under the debentures, an amount equal to (i) 130% of the then outstanding principal amount, plus any accrued and unpaid interest thereon, or (ii) the product of the then outstanding principal amount, plus any accrued and unpaid interest thereon, times the ratio obtained by dividing the conversion price of the debentures and the market price of the Company’s common stock, whichever is greater, will, at the holder’s option, become immediately due and payable in cash along with any other amounts, costs, expenses or liquidated damages then due in respect of such debentures. Upon an event of a default, the interest rate on the debentures will also be increased to 18% per annum. The Company requested waivers from the debenture holders for the payment due on June 30, 2007 to be deferred until August 15, 2007. As of the date of this filing, the Company has not received any executed waivers from the debenture holders.

The common stock purchase warrants issued to the investors are exercisable at an initial exercise price of $1.00. The warrants have an expiration date of five years after the date of issuance. They contain a cashless exercise provision whereby the holder may pay the exercise price by having the Company withhold upon exercise shares having a fair market value equal to the applicable aggregate exercise price if after the first anniversary of the date of issuance of the warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares issuable upon the exercise of the warrants. In the event this provision is used with respect to an exercise, the Company would receive no proceeds from the sale of its common stock in connection with such exercise. The warrants were initially exercisable for an aggregate 8,400,000 shares of common stock. As of June 30, 2007, the Company had issued 3,190,499 shares upon exercise of warrants, all in connection with the warrant exercise agreements described below.

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

(9)    Stock and Warrant Purchase Agreement

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

The Company realized net proceeds from the sale of units, after deducting placement agent fees and expenses, of approximately $15,200,000. The Company used $8,800,000 of these proceeds to purchase the software and intellectual property rights of NetYantra’s V-Cube™ IP-PBX platform as described in Note 5.

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

 (10)         Business Acquisition

On October 11, 2006, the Company acquired all outstanding shares of Goodman Blue Limited, a UK company, from its sole shareholder, Scott Lee Goodwin (“Goodwin”), for 2,500,000 common shares, subject to an option on the part of Goodwin to require the Company to repurchase the shares at $1.00 per share. On February 12, 2007, the Company and Goodwin amended the share purchase agreement to provide that: (i) Goodwin shall have the option to require the Company to purchase 1,400,000 of the Consideration Shares for $1,400,000 (the “First Put Option”); and (ii) Goodwin shall have the option to require the Company to purchase 1,100,000 of the Consideration Shares for $1,100,000 (the “Second Put Option”). The time for exercise of the First Put Option and Second Put Option was deferred until the period beginning on December 1, 2007 and ending on December 31, 2007 in consideration of the payment to Goodwin of approximately $110,000 and the engagement of Goodwin for consulting services to be provided to the Company’s subsidiary, Goodman Blue Limited. The terms of the Company's currently outstanding notes prohibit the redemption of shares of the Company's common stock without the note holders consent. Also see Note 5.

(11)         Commitments and Contingencies

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

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally distributors, agents, or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is often capped at a dollar figure. In addition, the Company has agreed to indemnify the investors in the convertible debenture financing described in Notes 8, 9 and 14 against certain losses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

(13)         Convertible Promissory Note to Related Party

On July 2, 2004, the Company entered into a note subscription agreement with the J. Rothschild Assurance Self Invested Personal Pension Plan No. 2, the sole beneficiary of which is the Company’s Chairman, chief executive officer and president, Rupert Galliers-Pratt. The note subscription agreement was amended and restated on August 11, 2004. Under the amended and restated note subscription agreement, the Company issued and sold to Mr. Galliers-Pratt’s pension plan convertible promissory notes in the principal amounts of $125,000 and $50,000 on July 12, 2004 and on August 11, 2004, respectively. Both convertible promissory notes have a one year term, accrue interest at the rate of 7% per annum and are convertible into shares of the Company’s common stock at the price of $1.50 per share. On August 11, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2005. On December 15, 2005, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2006. On June 30, 2006, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2006. On December 31, 2006, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until June 30, 2007. On July 30, 2007, the pension plan confirmed its earlier agreement to extend the maturity date of both promissory notes until December 31, 2007.

(14)        Convertible Notes

On April 6, 2007, the Company completed a private placement of convertible notes and warrants pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”). The Investors purchased convertible notes in the aggregate principal amount of $2,500,000 and warrants to purchase up to an aggregate of 2,500,000 shares of the Company’s common stock. The private placement resulted in gross proceeds of $2,500,000. The investors also received an aggregate of 5,000,000 shares of the Company’s common stock, which shares were transferred from Executive Management Services Limited (“EMS”), an entity of which Mr. Galliers-Pratt, is a beneficiary, to the investors, EMS received no consideration for the transfer. The Company has accounted for the transfer of shares by EMS to the investors using SFAS 123R and Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), whereby a principal stockholder, in this case Mr. Galliers-Pratt through his interest at EMS, pays an expense for the Company as a type of pecuniary interest which benefits the Company in a transaction involving financial instruments with both equity and debt financing arrangements. The Company has recorded the value of the shares transferred as additional paid-in capital and as a discount to the convertible notes and amortizes the discount in accordance with the Company’s critical accounting policy on convertible debt.

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

Events of default under the notes include failure to pay any amounts under the notes when due, a material default under other agreements with the Investors or default in the Company’s obligations under mortgage, credit facility or similar agreements, a material inaccuracy in the representations and warranties the Company made to the Investors in connection with the Financing, and the initiation of voluntary or involuntary bankruptcy proceedings against the Company.

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

The exercise price is subject to adjustment in the event of certain issuances of new securities. Specifically, except in the case of certain designated issuances, if the Company issues shares of common stock or common stock equivalents (i.e., securities convertible into, or exercisable or exchangeable for, shares of the Company’s common stock) at a price per share (or in the case of common stock equivalents, a conversion, exercise or exchange price per share) below the then applicable exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price per share. In the event of such an adjustment, the number of shares for which the warrants are exercisable will be increased such that the aggregate exercise price of the warrants after the adjustment will equal the aggregate exercise price immediately prior to the adjustment. Issuances that will not result in adjustment to the exercise price include issuances to employees, consultants, directors or officers pursuant to a stock or option plan adopted by the Company’s board of directors, securities issued upon conversion of other securities outstanding prior to the date of issuance of the warrants, warrants issued in connection with obtaining bank financing, common stock issued in connection with the settlement of claims up to a maximum aggregate of 500,000 shares, securities issued in connection with acquisitions, joint ventures or other strategic transactions and securities issued under agreements executed by the Company prior to the date of the Securities Purchase Agreement and disclosed in the Company’s reports filed with the SEC since January 1, 2006.

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

The Company agreed to register for resale under the Securities Act of 1933, as amended, the shares underlying the notes and warrants and the bonus shares pursuant to a Registration Rights Agreement between the Company and the Investors dated April 6, 2007. On May 7, 2007, the Company filed with the SEC a registration statement covering the resale of a number of shares of common stock equal to 120% of the shares issuable upon conversion and exercise in full of the notes and warrants as of the date of filing of the registration statement plus the bonus shares. Pursuant to the Registration Rights Agreement, the registration statement covering these shares had to be declared effective by the SEC no later than August 4, 2007. The registration statement was not declared effective within the timeframe specified by the Registration Rights Agreement and as a result the Company may be required to pay liquidated damages equal to 1.5% per month (but pro-rated on a daily basis for any period of less than a full month) of the aggregate purchase price of the notes and warrants until the registration statement is declared effective. The Company received a comment letter from the SEC dated as of June 6, 2007. As of the date of this filing, the Company has not responded to the SEC’s comment letter. The Company will need to respond to the SEC’s comment letter and resolve any comments with the SEC before the registration statement can be declared effective.

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

In connection with the closing of the convertible note and warrant financing, the Company paid placement agent fees in the amount of $56,000 in cash and warrants to purchase 1,400,000 shares of the Company’s common stock at $1.00 per share, which warrants expire in five years. The Company agreed to indemnify the principal placement agent from claims arising in relation to the services it provides to the Company.

(15)         Subsequent Events

On July 5, 2007 the Company and Telstra Europe Limited entered into an agreement which amended the terms of the distribution and marketing agreement with regard to the Company’s V-Cube™ product entered into on April 1, 2005. The license from the Company to Telstra ceased being exclusive and was expanded to include MyPortal and MyService software developed by the Company. The agreement also resolved claims and counterclaims made by the parties. Pursuant to the agreement, a one time license fee of approximately $300,000 was paid to the Company by Telstra.

Effective August 6, 2007, Mr. J. Marcus Payne and Mr. Jack Early resigned from the board of directors of the Company.  Mr. Early also resigned as the Company’s chief operating officer effective August 6, 2007. Effective August 7, 2007, Mr. Jared Taylor resigned from his positions as chief financial officer, secretary and treasurer of the Company.

Effective August 8, 2007, Mr. Rupert Galliers-Pratt was appointed the Company’s interim chief financial officer. Effective August 9, 2007, Mr. Ian Cope was appointed as the Company’s chief operating officer.

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

Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report, this section, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 000-50758), including but not limited to the section therein entitled “Factors Affecting Future Performance.”

In addition to the risks and uncertainties faced generally by participants in the telecommunication industry, we face the following risks and uncertainties:

•	If we do not obtain a substantial amount of additional funding and/or concessions from creditors, we may have to curtail or suspend operations.

•
To date we have not realized any revenue from our arrangement with a distributor in the United Kingdom which was expected to be a major source of revenue and there is no assurance that we will ever realize revenue from this arrangement.

•	The markets for VoIP services are new and evolving and, if these markets do not develop as expected, then it could have a material adverse effect on our business.

•	We may not be able to accurately forecast future results.

•	We may continue to lose money on our operations.

•	If we fail to establish the Vistula and Goodman Blue brands or to attract repeat customers, we may not be able to increase our revenues sufficiently to fund our operations.

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

•
The registration statement filed pursuant to the convertible note financing closed on April 6, 2007 was not declared effective by the SEC under the timeframe permitted in the Registration Rights Agreement and we may incur liquidated damages as a result.

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

Results of Operations

Net revenues for the three-month period ended June 30, 2007 were $264,812 which represents an increase of $26,893 (11.3%) over the $237,919 in net revenues for the three-month period ended June 30, 2006. Net revenues for the six-month period ended June 30, 2007 were $551,287 which represents a decrease of $6,051 (1.1%) over the $557,338 in net revenues for the six-month period ended June 30, 2006. The increase for the three-month period ended June 30, 2007 is primarily attributable to an increase in contracted services of $241,032 for support services in relation to our Order-to-Cash (“O2C”) software, which was not acquired until October of 2006. The increase was offset by a decrease in wholesale traffic of $214,139 due to our cash position which limited our ability to pay vendors who in turn would not provide traffic routes which would allow us to generate traffic for revenue purposes. The decrease for the six-month period ended June 30, 2007 is primarily attributable to wholesale traffic termination which decreased by $481,622 due to our cash position which limited our ability to pay vendors who in turn would not provide traffic routes which would allow us to generate traffic for revenue purposes. The decrease in wholesale traffic was mostly offset by an increase in revenue from contracted services for the six-month period ended June 30, 2007 of $475,571 for services provided under a contract agreement to support our O2C software portal. The revenue increase recorded for software licenses, as included in revenues from telecommunications, of $21,821 is mainly attributable to a single sale for use of our O2C software license.

Cost of revenues for the three-month period ended June 30, 2007 were $246,222, a decrease of 24.0% over the $324,091 in the three-month period ended June 30, 2006. Cost of revenues for the six-month period ended June 30, 2007 were $480,562, a decrease of 28.9% over the $675,604 in the six-month period ended June 30, 2006. The decrease for the three-month period ended June 30, 2007 is primarily attributable to a reduction in wholesale traffic of $243,022 due to our cash position which limited our ability to pay vendors who in turn would not provide traffic routes which would allow us to generate traffic. The decrease in costs of wholesale traffic was mostly offset by an increase in costs experienced from contracted services for the three-month period ended June 30, 2007 of $162,971 for services provided under a contract agreement to support our O2C software portal. Engineering costs classified as cost of revenues pertaining to wholesale traffic for the period ended June 30, 2007 of $0 decreased by $42,606 (100%) as compared to the same period in fiscal 2006. The decrease is mainly due to expenditures pertaining to staff support of the wholesale business. The decrease for the six-month period ended June 30, 2007 is primarily attributable to a reduction in wholesale traffic of $491,387 due to our cash position which limited our ability to pay vendors who in turn would not provide traffic routes which would allow us to generate traffic. The decrease in costs of wholesale traffic was mostly offset by an increase in costs experienced from contracted services for the six-month period ended June 30, 2007 of $294,163 for services provided under a contract agreement to support our O2C software portal. Engineering costs classified as cost of revenues pertaining to wholesale traffic for the period ended June 30, 2007 of $32,080 decreased by 53,727 (62.6%) as compared to the same period in fiscal 2006. The decrease is mainly due to expenditures pertaining to staff support of the wholesale business.

Gross margin (loss) increased to 7.0% for the three-month period ended June 30, 2007 from (36.2%) for the same period ended June 30, 2006. Gross margin (loss) increased to 12.8% for the six-month period ended June 30, 2007 from (21.2%) for the same period ended June 30, 2006. The increase for the three-months ended June 30, 2007 is primarily due to contracted services being provided by the staff of Goodman Blue to support the software license contract sold to a third party. The reduction in staff levels for the wholesale traffic business also contributed to the increase in margin. The increase for the six-months ended June 30, 2007 is primarily due to contracted services being provided by the staff of Goodman Blue to support the software license contract sold to a third party. The reduction in staff levels for the wholesale traffic business also contributed to the increase in margin.

Selling, general and administrative costs for the three-month period ended June 30, 2007 were $1,314,162, a decrease of 57.3% over the $3,074,975 for the three-month period ended June 30, 2006. Selling, general and administrative costs for the six-month period ended June 30, 2007 were $2,775,638, a decrease of 60.0% over the $6,604,862 for the six-month period ended June 30, 2006. During the three-month period ended June 30, 2007, we incurred increased compensation for employees due to non-cash options expenses. Non-cash expenses, excluding depreciation and amortization discussed below, decreased by $231,945 as a result of the issuance of a warrant to a financial advisory firm as compensation for its services to us, and decreased $410,845 as a result of the issuance of a warrant to the lender as partial compensation for a revolving credit facility which was fully repaid in the three-months ending June 30, 2006. Other decreases experienced were in expenses related to support fees for a consumer IP product no longer in use, consulting fees, investment fees, promotional and marketing fees, professional fees, rent, repairs and maintenance fees, and travel expenses. During the six-month period ended June 30, 2007, we incurred increased compensation for employees due to non-cash options expenses. Non-cash decreases were due to the one time issuance of 1,500,000 shares per the Indigo advisory agreement for $1,875,000 in the first quarter of 2006 as described below under Other Arrangements and Obligations.

Depreciation and amortization expenses for the three-month period ended June 30, 2007 were $1,461,746, an increase of 5,039.8% over the $130,643 in fiscal 2006. Depreciation and amortization expenses for the six-month period ended June 30, 2007 were $2,943,912, an increase of 1,030.0% over the $260,509 in fiscal 2006. During the three-month period ended June 30, 2007, we recorded decreased depreciation for equipment which was impaired as of December 31, 2006. During the three- and six-month periods ended June 30, 2007, we recorded amortization expenses for the purchase of our V-Cube™ software as described in Note 5 to the financial statements included in Item 1 which did not begin to be amortized until July 1, 2006, and the acquisition of our O2C software as described in Note 5 to the financial statements included in Item 1, which did not begin to be amortized until October 11, 2006.

Amortization expense for the intangible assets held at June 30, 2007 was approximately $1,418,000 and $2,836,000 for the three- and six-month periods ending June 30, 2007, respectively. In accordance with FASB 144, with consideration of delays in the launch of the distribution of the V-Cube™ product under the Northamber arrangement, and due to certain indicators of impairment during the second quarter of 2007 (see Note 1), management has performed an analysis of its intangible assets and determined that an impairment charge is not required at June 30, 2007. Because management believes these indicators still exist, it is continuing to review the carrying value of intangible assets throughout the third quarter.

Research and development expenses for the three-month period ended June 30, 2007 were $20,845, a decrease of 5.4% compared to the $22,034 in the same period of fiscal 2006. Research and development expenses for the six-month period ended June 30, 2007 were $86,816, a decrease of 13.8% compared to the $100,658 in the same period of fiscal 2006. During the three-month period ended June 30, 2007, we incurred research and development expenses for the MyService portal development for the V-Cube™ product and for the MyOrder portal development work for the O2C software which will simplify the ordering and billing process for our customers. The O2C portal will work along-side the V-Cube™ platform and allow an automated sign-up and delivery process for customers which we expect to enable us to sign-up a significantly greater number of users each month in comparison to the more manual process of customer installations without the portal. During the six-month period ended June 30, 2007, we incurred research and development expenses for the MyService portal development for the V-Cube™ product and for the MyOrder portal development work for the O2C software which will simplify the ordering and billing process for our customers. The O2C portal will work along-side the V-Cube™ platform and allow an automated sign-up and delivery process for customers which we expect to enable us to sign-up a significantly greater number of users each month in comparison to the more manual process of customer installations without the portal.

Interest expense, net for the three-month period ended June 30, 2007 of $399,890 increased 33.8% compared to $298,773 for the three-month period ended June 30, 2006. Interest expense, net for the six-month period ended June 30, 2007 of $710,572 increased 15.8% over the $613,876 for the six-month period ended June 30, 2006. During the three-month period ended June 30, 2007 interest expense, net increased over the respective period in fiscal 2006 primarily due to our convertible notes issued on April 6, 2007 and the associated expense related to the amortization of the capitalized finance fees and discounted debt for the convertible notes as described in Note 14 to the financial statements included in Item 1.  During the six-month period ended June 30, 2007 interest expense, net increased over the respective period in fiscal 2006 primarily due to our convertible notes issued on April 6, 2007 and the associated expense related to the amortization of the capitalized finance fees and discounted debt for the convertible notes as described in Note 14 to the financial statements included in Item 1.

During the three-month period ended June 30, 2007 net interest expense of approximately $400,000 was comprised of amortization of capitalized finance fees, amortization of the debt discount for the debentures and convertible notes held, interest on the convertible debentures as per the terms stated in Note 8 to the financial statements included in Item 1, interest on the convertible notes as per the terms stated in Note 14 to the financial statements included in Item 1. During the six-month period ended June 30, 2007 net interest expense of approximately $711,000 was comprised of amortization of capitalized finance fees, amortization of the debt discount for the debentures and convertible notes held, interest on the convertible debentures as per the terms stated in Note 8 to the financial statements included in Item 1, interest on the convertible notes as per the terms stated in Note 14 to the financial statements included in Item 1.

For the three-month period ended June 30, 2007, we incurred a loss of $3,217,052 or $0.05 loss per common share, basic and diluted, as compared to a loss of $3,510,394 or $0.08 loss per common share, basic and diluted, for the three-month period ended June 30, 2006. For the six-month period ended June 30, 2007, we incurred a loss of $6,485,212 or $0.10 loss per common share, basic and diluted, as compared to a loss of $7,698,171 or $0.20 loss per common share, basic and diluted, for the six-month period ended June 30, 2006.

Liquidity And Capital Resources

Since our inception, we have sustained our operations through loans, debt and equity financings, funding provided by our Chairman and contributed services by our Chairman and other stockholders.

As of June 30, 2007, we had cash and cash equivalents of approximately $58,000 and a working capital deficit of approximately $10,833,000. This represents a decrease in cash and cash equivalents of approximately $138,000 from December 31, 2006 and an increase in the working capital deficit of approximately $6,151,000 from that at December 31, 2006. Approximately $6,045,000 of the increase in working capital deficit is due to the convertible debentures from February and March 2005 being recorded as current liabilities as they mature in February and March 2008. Since our inception through June 30, 2007, we have generated losses of approximately $42,592,000. Accounts receivable were approximately $36,000 at June 30, 2007, a decrease of approximately $121,000 from December 31, 2006. Accounts payable and accrued expenses at June 30, 2007 increased approximately $63,000 from December 31, 2006, which excludes a $2,500,000 liability recorded for shares subject to a put option as described in Note 10 to the financial statements in Item 1.

During the three- and six-month periods ended June 30, 2007 and 2006 no services were contributed to the Company by our stockholders.

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

The debentures accrue interest daily at a rate of 8% per annum, which interest is payable quarterly on each March 31, June 30, September 30 and December 31 following the issue date. The interest payments due on December 31, 2006 and on March 31, 2007 were not paid until April 9, 2007. We received a waiver from each of the holders of the debentures for any late fee due or possible event of default in connection with the two late payments of interest. See Note 8 to the financial statements included in Item 1. The Company requested waivers from the debenture holders for the payment due on June 30, 2007 to be deferred until August 15, 2007. As of the date of this filing, the Company has not received executed waivers from the debenture holders.

Through May 18, 2007, $2,100,000 in outstanding principal amount of convertible debentures has been converted into 2,799,993 shares of common stock, reducing the amount of interest required to be paid in future periods.

Acquisition of Goodman Blue. On October 11, 2006, VCS acquired 100% of the outstanding shares of Goodman Blue for consideration consisting of 2,500,000 shares of our common stock being issued to Scott Goodwin, the sole shareholder of Goodman Blue, subject to an option to require the Company to repurchase the shares of common stock for an aggregate purchase price of $2,500,000. We recorded the total purchase price of $2,562,643, which includes acquisition costs of $62,643, as intangible assets for the O2C software of $2,077,777 and as several customer contracts which were valued at $484,866. Management determined that the O2C asset will be amortized over a five year estimated useful life beginning on October 11, 2006. At June 30, 2007 the net carrying value of this O2C intangible asset was $1,770,822. Amortization expense for the three- and six-months ended June 30, 2007 was approximately $104,000 and $208,000, respectively. We have recorded the acquisition of Goodman Blue as a liability of $2,500,000 at June 30, 2007, in the expectation that Goodwin will require the Company to repurchase the shares. The purchase agreement, as amended, provides that: (i) Goodwin shall have the option to require us to purchase 1,400,000 of the consideration shares for $1,400,000 (the “First Put Option”); and (ii) Goodwin shall have the option to require us to purchase 1,100,000 of the consideration shares for $1,100,000 (the “Second Put Option”). The time for exercise of the First Put Option and Second Put Option has been deferred until the period beginning on December 1, 2007 and ending on December 31, 2007 in consideration of the payment to Goodwin of approximately $110,000 and the engagement of Goodwin for consulting services to be provided to the Company’s subsidiary, Goodman Blue Limited. The terms of our currently outstanding notes prohibit the redemption of shares of our common stock without the debt holders consent.

As of June 30, 2007, Goodman Blue is obligated to pay approximately $83,000 in principal amount under a Small Firms Loan Guarantee Scheme from HSBC Bank plc. The loan accrues interest at a rate of 3.0% above the lender’s base interest rate of 5.5% as at June 30, 2007, and is payable in equal monthly installments of approximately $21,000 (which is exclusive of interest) until November 7, 2007, the maturity date. The loan is guaranteed by the Secretary of State in the United Kingdom and the borrower pays a guarantee premium at an annual rate of 2% on the loan to the Secretary of State.

Convertible Note and Warrant Financing. As discussed in Note 14 to the financial statements in Item 1, on April 6, 2007 we completed a convertible note and warrant financing for gross proceeds of $2,500,000. Most of these proceeds have been used in part for payments due to existing creditors and funding our working capital needs. In the event that the Company is not successful in implementing its business plan, or does not raise additional third-party capital, the Company will have to curtail certain expenditures and seek additional financing in order to sustain operations. See Budget and Financial Forecasts for the Remainder of 2007 below for a more detailed explanation of the Company’s cash position.

During the three- and six-month periods ended June 30, 2007 and 2006 no services were contributed to the Company by our stockholders. We have made cash expenditures for capital equipment and software from our inception until June 30, 2007 of approximately $11,673,000 purchasing the telecommunications equipment necessary to operate our business, including the cash payment of $8,800,000 pursuant to the purchase of the V-Cube™ software and intellectual property, as described in Note 5 to the financial statements included in Item 1.

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

The Company believes that, irrespective of the actual adjustments made, the material implications of the budget are as follows:

•
Following the closing and the payment of expenses associated with the financing, payments totaling $1,243,000 were made on past due interest on the Company’s 8% convertible debentures ($254,800), past due trade payables and taxes in the United States and the United Kingdom, and current amounts due, such as payroll. The remaining cash has been used in part to pay negotiated rates with other creditors for outstanding balances and for ongoing operational requirements;

•
The Company had expected to incur selling, general and administrative expenses of approximately $1,300,000 in each of the remaining quarters of 2007, and management has made reductions of and continues to work towards reductions in the monthly incurred expenses and continues to negotiate with creditors for delayed payments and possible forgiveness of amounts outstanding;

•
The Company previously expected to generate net revenues of approximately $830,000, $2,900,000 and $3,000,000 in the second, third and fourth quarters of 2007, respectively and as a result of such revenue generation expected to have net cash positions of approximately $0, $1,000,000 and $2,500,000 at the end of the second, third and fourth quarters of 2007, respectively. No revenues have been generated from the distribution of the V-Cube™ product under the arrangement with Northamber as of the date of this filing. However, the Company generated approximately $265,000 in revenues during the second quarter of 2007 and now expects to generate net revenues of approximately $840,000 and $1,332,000 in the third and fourth quarters of 2007, respectively; and

•
Despite the anticipated generation of revenues and anticipated reduction of expenses, for financial reporting purposes, the Company would continue to show net losses in each of these three quarters of 2007 and for the year as a whole due to primarily non-cash items of loss.

As of the date of this filing, the Company has not launched distribution of its V-Cube™ product through Northamber and as a result the budget for the third and fourth quarters of 2007 has been adversely affected. The Company does not expect to launch the V-Cube™ product under the Northamber arrangement until September 2007 and therefore the Company does not expect to generate revenues from this arrangement until the fourth quarter of 2007 and such revenues will be limited in amount. The majority of the revenues budgeted for the third and fourth quarters of 2007 are expected to be generated from contracted services and licensing of product unrelated to the distribution of the V-Cube™ product under the Northamber arrangement. Management is actively seeking interim funding for operations until adequate revenues are generated. The failure to generate such revenue in the amount and in the timeframe contemplated in the forecast has directly and adversely effected the Company’s ability to continue its operations and management expects that the Company will need to raise additional funds and obtain further accommodations from trade creditors and service providers or it will have to cease operations. With the termination of exclusivity under the licensing agreement with Telstra, management is in negotiations to enter into a new licensing arrangement for the V-Cube™ product which may help meet the Company’s short term cash requirements until sufficient revenue can be generated from the Northamber distribution agreement. However, there is no guarantee in the amount or timing of obtaining additional funds and if the Company is unable to obtain additional funds it will have to cease its operations.

Other Arrangements and Obligations

V-Cube™ Distribution Arrangements

On February 2, 2007, Vistula Limited signed a distribution agreement with Northamber to sell its IP-PBX solutions to customers of Northamber in the United Kingdom. Northamber will offer a hosted IP-PBX product using our V-Cube™ platform. The hosted IP-PBX product will be sold via Northamber's network of 6,000 distributors and master agents in the UK. Under the agreement, we will host the service and provide Tier 2 and Tier 3 level support to Northamber's distributors and customers. Northamber is a long established and large trade-only distributor of IT products and equipment in the UK. The Company expected the revenues from this distribution to be a significant provider of operational cash for our business. However, as of the date of this filing, the Company has not launched the V-Cube™ product through the Northamber distributor agreement and has not realized any revenue as a result of this distribution agreement.

Financial Advisory Services

The Company entered into a financial advisory agreement on January 30, 2007 with Indigo Ventures LLC ("Indigo") for a bridge financing. In connection with the convertible note and warrant financing, Indigo agreed to terminate the January 30, 2007 financial advisory agreement and waive any fees under that agreement in return for reimbursement of legal and travel expenses of $49,182 and for the Company’s acknowledgement that $117,000 in connection with services previously rendered under the advisory agreement entered into on January 27, 2006 remain outstanding and that this amount is payable upon the earlier of (i) the sale of the company, (ii) a capital raise of at least $5,000,000 or (iii) the date when the Company has sufficient cash flow available from its operations.

Subsequent Events

On July 5, 2007 the Company and Telstra Europe Limited entered into an agreement which amended the terms of the distribution and marketing agreement with regard to the Company’s V-Cube™ product entered into on April 1, 2005. The license from the Company to Telstra ceased being exclusive and was expanded to include MyPortal and MyService software developed by the Company. The agreement also resolved claims and counterclaims made by the parties. Pursuant to the agreement, a one time license fee of approximately $300,000 was paid to the Company by Telstra.

Effective August 6, 2007, Mr. J. Marcus Payne and Mr. Jack Early resigned from the board of directors of the Company.  Mr. Early also resigned as the Company’s chief operating officer effective August 6, 2007. Effective August 7, 2007, Mr. Jared Taylor resigned from his positions as chief financial officer, secretary and treasurer of the Company.

Effective August 8, 2007, Mr. Rupert Galliers-Pratt was appointed the Company’s interim chief financial officer. Effective August 9, 2007, Mr. Ian Cope was appointed as the Company’s chief operating officer.

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

Changes in Internal Control over Financial Reporting

The Company’s management, in connection with its evaluation of internal controls (with the participation of the Company’s principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during the Company’s first two fiscal quarters of 2007 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to June 30, 2007, the Company’s chief financial officer resigned and has been replaced on an interim basis by the chief executive officer. Management is currently formulating its plans to appoint or retain a chief financial officer on a permanent basis.

PART II.                OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Events

None.

Item 6. Exhibits

(a) Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-QSB	Form	Filing Date	Exhibit No.

4.1	Form of 12% Convertible Note		Form 8-K	April 9, 2007	4.1

4.2	Form of Common Stock Purchase Warrant		Form 8-K	April 9, 2007	4.2

10.1	Securities Purchase Agreement dated April 6, 2007		Form 8-K	April 9, 2007	10.1

10.2	Registration Rights Agreement dated April 6, 2007		Form 8-K	April 9, 2007	10.2

10.3	Placement Agent Agreement dated March 16, 2007		Form 8-K	April 9, 2007	10.3

10.4	Placement Agent Agreement dated April 5, 2007		Form 8-K	April 9, 2007	10.4

10.5	Escrow Agreement dated April 6, 2007		Form 8-K	April 9, 2007	10.5

10.6	Purchase Agreement dated March 24, 2007		Form 10-KSB	April 17, 2007	10.60

10.7	Consulting Agreement, dated May 16, 2007, between Vistula Communications Services, Inc. and Jack Early		Form 8-K	May 17, 2007	10.1

31.1	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X

31.2	Certification by Rupert Galliers-Pratt pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Vistula Communications Services, Inc.	X

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

Vistula Communications Services, Inc.

Date: August 20, 2007	By:	/s/ RUPERT GALLIERS-PRATT
Rupert Galliers-Pratt
Chief Executive Officer